Form 10-Q
period 2025-03-29
VALMONT INDUSTRIES INC
filed 2025-04-30
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

or

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

As of April 25, 2025, there were 20,070,978 shares of the registrant’s common stock outstanding.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Earnings for the thirteen weeks ended March 29, 2025 and March 30, 2024	3
	Condensed Consolidated Statements of Comprehensive Income for the thirteen weeks ended March 29, 2025 and March 30, 2024	4
	Condensed Consolidated Balance Sheets as of March 29, 2025 and December 28, 2024	5
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 29, 2025 and March 30, 2024	6
	Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the thirteen weeks ended March 29, 2025 and March 30, 2024	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

Signatures		34

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended
	March 29,	March 30,
	2025	2024
Product sales	$874,489	$874,678
Service sales	94,825	103,150
Net sales	969,314	977,828
Product cost of sales	621,043	605,215
Service cost of sales	57,169	66,397
Total cost of sales	678,212	671,612
Gross profit	291,102	306,216
Selling, general, and administrative expenses	162,788	174,663
Operating income	128,314	131,553
Other income (expenses):
Interest expense	(10,115)	(16,221)
Interest income	3,394	1,779
Gain (loss) on deferred compensation investments	(841)	1,431
Other	(2,730)	(105)
Total other income (expenses)	(10,292)	(13,116)
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	118,022	118,437
Income tax expense:
Current	20,360	19,644
Deferred	10,439	10,344
Total income tax expense	30,799	29,988
Earnings before equity in loss of nonconsolidated subsidiaries	87,223	88,449
Equity in loss of nonconsolidated subsidiaries	(560)	(20)
Net earnings	86,663	88,429
Loss (earnings) attributable to redeemable noncontrolling interests	598	(607)
Net earnings attributable to Valmont Industries, Inc.	$87,261	$87,822
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$4.35	$4.35
Diluted	4.32	4.32

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended
	March 29,	March 30,
	2025	2024
Net earnings	$86,663	$88,429
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	22,242	(21,418)
Hedging activities:
Unrealized gain (loss) on commodity hedges	97	(561)
Realized loss (gain) on commodity hedges included in net earnings	927	(717)
Unrealized gain (loss) on cross currency swaps	(1,340)	195
Amortization cost included in interest expense	(12)	(12)
Total hedging activities	(328)	(1,095)
Net loss on defined benefit pension plan	338	381
Total other comprehensive income (loss), net of tax	22,252	(22,132)
Comprehensive income	108,915	66,297
Comprehensive loss (income) attributable to redeemable noncontrolling interests	1,022	(450)
Comprehensive income attributable to Valmont Industries, Inc.	$109,937	$65,847

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	March 29,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$184,399	$164,315
Receivables, net	667,265	654,360
Inventories	579,270	590,263
Contract assets	197,512	187,257
Prepaid expenses and other current assets	94,371	87,197
Total current assets	1,722,817	1,683,392
Property, plant, and equipment, at cost	1,534,938	1,502,017
Less accumulated depreciation	(930,820)	(913,045)
Property, plant, and equipment, net	604,118	588,972
Goodwill	628,008	623,847
Other intangible assets, net	132,799	134,082
Defined benefit pension asset	49,555	46,520
Other non-current assets	238,126	253,159
Total assets	$3,375,423	$3,329,972

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$669	$692
Notes payable to banks	51	1,669
Accounts payable	348,934	372,197
Accrued employee compensation and benefits	82,477	143,028
Contract liabilities	140,905	126,932
Other accrued expenses	140,755	132,379
Income taxes payable	33,409	22,509
Dividends payable	13,648	12,019
Total current liabilities	760,848	811,425
Deferred income taxes	6,906	6,344
Long-term debt, excluding current installments	729,983	729,941
Operating lease liabilities	132,083	134,534
Deferred compensation	32,303	33,302
Other non-current liabilities	21,399	20,813
Total liabilities	1,683,522	1,736,359
Redeemable noncontrolling interests	56,899	51,519
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	2,999,046	2,940,838
Accumulated other comprehensive loss	(310,099)	(332,775)
Treasury stock	(1,081,845)	(1,093,869)
Total shareholders’ equity	1,635,002	1,542,094
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,375,423	$3,329,972

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended
	March 29,	March 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$86,663	$88,429
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	21,518	23,536
Contribution to defined benefit pension plan	(1,492)	(16,714)
Stock-based compensation	7,211	7,183
Net periodic pension cost	258	158
Loss on sale of property, plant, and equipment	18	31
Equity in loss of nonconsolidated subsidiaries	560	20
Deferred income taxes	10,439	10,344
Changes in assets and liabilities:
Receivables	(4,467)	(8,699)
Inventories	16,162	(16,972)
Contract assets	(10,242)	(15,836)
Prepaid expenses and other assets (current and non-current)	(3,683)	(3,595)
Accounts payable	(26,307)	(27,561)
Contract liabilities (current and non-current)	12,869	13,773
Accrued expenses	(54,183)	(38,465)
Income taxes payable	9,383	8,431
Other non-current liabilities	423	(731)
Net cash flows from operating activities	65,130	23,332
Cash flows from investing activities:
Purchases of property, plant, and equipment	(30,319)	(15,010)
Proceeds from sales of assets	343	140
Other, net	(215)	(3,769)
Net cash flows from investing activities	(30,191)	(18,639)
Cash flows from financing activities:
Proceeds from short-term borrowings	2,840	4,015
Repayments on short-term borrowings	(4,441)	(5,151)
Proceeds from long-term borrowings	60,000	10
Principal repayments on long-term borrowings	(60,174)	(175)
Proceeds from settlement of financial derivatives	—	2,711
Dividends paid	(12,019)	(12,126)
Dividends to redeemable noncontrolling interests	(233)	(664)
Purchases of redeemable noncontrolling interests	—	(17,745)
Proceeds from exercises under stock plans	3,107	1,959
Tax withholdings on exercises under stock plans	(6,600)	(7,668)
Other, net	527	—
Net cash flows from financing activities	(16,993)	(34,834)
Effect of exchange rate changes on cash and cash equivalents	2,138	(3,705)
Net change in cash and cash equivalents	20,084	(33,846)
Cash and cash equivalents—beginning of period	164,315	203,041
Cash and cash equivalents—end of period	$184,399	$169,195

Supplemental disclosures of cash flow information:
Interest paid	$225	$6,239
Income taxes paid	10,672	9,575

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 28, 2024	$27,900	$—	$2,940,838	$(332,775)	$(1,093,869)	$1,542,094	$51,519
Net earnings (loss)	—	—	87,261	—	—	87,261	(598)
Other comprehensive income (loss), net of tax	—	—	—	22,676	—	22,676	(424)
Cash dividends declared ($0.68 per share)	—	—	(13,647)	—	—	(13,647)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(698)
Fair value adjustment on redeemable noncontrolling interests	—	—	(7,100)	—	—	(7,100)	7,100
Stock option and incentive plans	—	—	(8,306)	—	12,024	3,718	—
Balance as of March 29, 2025	$27,900	$—	$2,999,046	$(310,099)	$(1,081,845)	$1,635,002	$56,899

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 30, 2023	$27,900	$—	$2,643,606	$(273,236)	$(1,043,990)	$1,354,280	$62,792
Net earnings	—	—	87,822	—	—	87,822	607
Other comprehensive loss, net of tax	—	—	—	(21,975)	—	(21,975)	(157)
Cash dividends declared ($0.60 per share)	—	—	(12,113)	—	—	(12,113)	—
Purchases of redeemable noncontrolling interests	—	(147)	—	—	—	(147)	(17,598)
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(664)
Repurchases of common stock; 96,224 shares acquired	—	21,074	—	—	(21,124)	(50)	—
Stock option and incentive plans	—	(15,259)	—	—	16,733	1,474	—
Balance as of March 30, 2024	$27,900	$5,668	$2,719,315	$(295,211)	$(1,048,381)	$1,409,291	$44,980

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

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and have not been audited. In the opinion of the Company’s management, the Condensed Consolidated Financial Statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the results for all periods presented.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024. The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year.

Inventories

Inventory is valued at the lower of cost (determined using the first-in, first-out method) or net realizable value. Finished and manufactured goods inventories include the costs of acquired raw materials and the related factory labor and overhead charges required to convert raw materials into finished and manufactured goods.

As of March 29, 2025 and December 28, 2024, inventories consisted of the following:

	March 29,	December 28,
	2025	2024
Raw materials and purchased parts	$229,110	$231,811
Work in process	34,595	35,466
Finished and manufactured goods	315,565	322,986
Total inventories	$579,270	$590,263

Geographical Markets

Earnings before income taxes and equity in loss of nonconsolidated subsidiaries for the thirteen weeks ended March 29, 2025 and March 30, 2024 were as follows:

	Thirteen weeks ended
	March 29,	March 30,
	2025	2024
United States	$94,983	$86,212
Foreign	23,039	32,225
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$118,022	$118,437

Pension Cost

The Company incurs expenses related to the Delta Pension Plan (“DPP”). The DPP was acquired as part of the Delta PLC acquisition in fiscal 2010 and has no members who are active employees. Key assumptions used to measure the pension expenses and benefit obligations include the discount rate, expected return on plan assets, and estimated future inflation rates.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

These assumptions are based on historical experience and current conditions. An actuarial analysis is performed to measure the expense and liability associated with the pension cost.

The components of the net periodic pension cost for the thirteen weeks ended March 29, 2025 and March 30, 2024 were as follows:

	Thirteen weeks ended
	March 29,	March 30,
	2025	2024
Interest cost	$5,445	$5,242
Expected return on plan assets	(5,638)	(5,592)
Amortization of prior service costs	129	127
Amortization of net actuarial loss	322	381
Net periodic pension cost	$258	$158

Stock Plans

The Company administers stock-based compensation plans that have been approved by its shareholders. Under these plans, the Human Resources Committee of the Board of Directors is authorized to grant various types of awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, and common stock bonuses. As of March 29, 2025, 1,423,385 shares of common stock remained available for issuance under the plans.

Stock options granted under the plans have an exercise price equal to the closing market price on the date of the grant. Options vest beginning on the first anniversary of the grant date, either in equal amounts over three years or fully on the grant’s fifth anniversary. The expiration of grants ranges from seven to ten years from the date of the award. Restricted stock units and awards typically vest in equal installments over three or four years, beginning on the first anniversary of the grant.

For the thirteen weeks ended March 29, 2025 and March 30, 2024, the Company recorded stock-based compensation expenses (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Earnings) and associated tax benefits as follows:

	Thirteen weeks ended
	March 29,	March 30,
	2025	2024
Stock-based compensation	$7,211	$7,183
Income tax benefits	1,803	1,796

Fair Value

The Company adheres to the guidelines outlined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value and establishes a framework for its measurement. Its provisions also apply to other accounting guidelines that require or allow fair value measurements. According to ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a three-level hierarchy for fair value measurements, which is based on the transparency of inputs used to value an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use when pricing the asset or liability, including assumptions about risk. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Mutual Funds: The Company has short-term investments in various mutual funds.

	Carrying Value	Fair Value Measurement Using:
	March 29, 2025	Level 1	Level 2	Level 3
Deferred compensation investments	$26,091	$26,091	$—	$—
Derivative financial instruments, net	1,284	—	1,284	—
Cash and cash equivalents—mutual funds	9,504	9,504	—	—

	Carrying Value	Fair Value Measurement Using:
	December 28, 2024	Level 1	Level 2	Level 3
Deferred compensation investments	$27,379	$27,379	$—	$—
Derivative financial instruments, net	1,320	—	1,320	—
Cash and cash equivalents—mutual funds	11,063	11,063	—	—

The fair value redemption amounts of certain redeemable noncontrolling interests are measured on a recurring basis utilizing Level 3 inputs, including estimates of future revenue, operating margins, growth rates, and discount rates.

Long-Lived Assets

The Company’s other non-financial assets include goodwill and other intangible assets, measured at fair value on a non-recurring basis using Level 3 inputs. See Note 4 for further information.

Leases

The Company’s operating lease right-of-use assets are included in “Other non-current assets” and the corresponding lease obligations are included in “Other accrued expenses” and “Operating lease liabilities” in the Condensed Consolidated Balance Sheets.

Comprehensive Income

Comprehensive income consists of net earnings, foreign currency translation adjustments, certain derivative-related activities, and changes in prior service costs and net actuarial losses related to the pension plan. The results of operations for foreign subsidiaries are translated using average exchange rates for the reporting period, while assets and liabilities are

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

translated at the exchange rates in effect on the balance sheet dates. As of March 29, 2025 and December 28, 2024, the accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	March 29,	December 28,
	2025	2024
Foreign currency translation adjustments	$(283,493)	$(306,159)
Hedging activities	21,022	21,350
Defined benefit pension plan	(47,628)	(47,966)
Accumulated other comprehensive loss	$(310,099)	$(332,775)

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

Most customers are invoiced upon shipment or delivery of goods to their specified locations. Contract assets are recognized as revenue is earned over time and are reduced when the customer is invoiced. As of March 29, 2025 and December 28, 2024, the Company’s contract assets totaled $197,512 and $187,257, respectively, and were recorded as “Contract assets” in the Condensed Consolidated Balance Sheets.

Certain customers are invoiced through advance or progress billings. When the progress toward performance obligations is less than the amount billed to the customer, the excess is recorded as a contract liability. As of March 29, 2025, total contract liabilities were $144,669, with $140,905 recorded as “Contract liabilities” and $3,764 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of December 28, 2024, total contract liabilities were $130,696, with $126,932 recorded as “Contract liabilities” and $3,764 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. Additional details are as follows:

●	During the thirteen weeks ended March 29, 2025 and March 30, 2024, the Company recognized $24,383 and $34,279 in revenue, respectively, from amounts included in contract liabilities as of December 28, 2024 and December 30, 2023. This revenue reflects advance payments applied to performance obligations completed during the respective periods.
●	As of March 29, 2025, the Company had $3,764 in remaining performance obligations on contracts with an original expected duration of one year or more. These obligations are expected to be fulfilled within the next 12 to 24 months.

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

The method used to measure progress requires judgment. Revenue for structures in the Utility and Telecommunications product lines is typically recognized using an input-based method, measuring progress by the ratio of production hours incurred to total estimated hours required. The resulting completion percentage is applied to the total revenue and estimated costs of the order to determine reported revenue, cost of sales, and gross profit. Once production of an order begins, orders are generally completed within three months.

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

Revenue from Coatings services, including galvanizing and powder coating, is recognized upon service completion and when the goods are ready for pickup or delivery.

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

The disaggregation of revenue by product line is provided in Note 7.

Supplier Finance Program

In fiscal 2019, the Company entered into an agreement with a third-party financial institution to facilitate a supplier finance program. This program allows qualifying suppliers to sell their receivables from the Company to the financial institution. These suppliers negotiate directly with the financial institution regarding their outstanding receivables, while the Company’s rights and obligations to suppliers remain unaffected. The Company has no economic interest in a supplier’s decision to participate in the program. Once a supplier opts into the program, they select which individual invoices from the Company to sell to the financial institution. The Company is obligated to pay the negotiated invoice amount to the financial institution on the due date, regardless of whether the supplier has sold the individual invoice.

For any invoices not sold under the supplier finance program, the financial institution pays the supplier on the invoice’s due date. The invoice amounts and scheduled payment terms remain unchanged, regardless of whether the supplier decides to sell under these arrangements. Payments related to these obligations are included in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. As of March 29, 2025 and December 28, 2024,

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

outstanding payment obligations of $41,327 and $45,602, respectively, were included in “Accounts payable” in the Condensed Consolidated Balance Sheets under the Company’s supplier finance program.

	March 29,	December 28,
	2025	2024
Confirmed obligations outstanding—beginning of period	$45,602	$41,916
Invoices confirmed	56,453	216,731
Confirmed invoices paid	(60,728)	(213,045)
Confirmed obligations outstanding—end of period	$41,327	$45,602

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within the Company’s control are classified as redeemable noncontrolling interests. The Company has redeemable noncontrolling interests in certain entities. A noncontrolling interest holder can require the Company to purchase their remaining ownership, referred to as a put right. Likewise, the Company can require a noncontrolling interest holder to sell the Company their remaining ownership, known as a call option. The redemption amount and effective date of these rights vary according to the applicable operating agreements, with some redeemable at fair value and some redeemable at amounts other than fair value.

As a result of these redemption features, the Company records the noncontrolling interests as redeemable and classifies the balances in temporary equity in the Condensed Consolidated Balance Sheets, initially at their acquisition-date fair values. The Company adjusts the redeemable noncontrolling interests each reporting period for the net income (loss) attributable to the noncontrolling interests and any applicable redemption value adjustments. Redemption value adjustments are offset against retained earnings. Earnings used in the computation of earnings per share for the reported period are impacted by redemption value adjustments for noncontrolling interests redeemable at amounts other than fair value.

As of March 29, 2025 and December 28, 2024, the redeemable noncontrolling interests were $56,899 and $51,519, respectively. The final amounts paid for these interests may vary significantly, as the redemption amounts are contingent on the future operational results of the respective businesses.

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

The Company’s capital allocation philosophy includes a share repurchase program. In May 2014, the Company authorized the repurchase of up to $500,000 of the Company’s outstanding common stock over a twelve-month period, at prevailing market prices, either through open market or privately negotiated transactions. The Board subsequently expanded this authorization in February 2015 and October 2018, each time adding $250,000 with no expiration date. In February 2023, the Board increased the program by an additional $400,000. In February 2025, the Board increased the amount authorized under the program by an additional $700,000, with no stated expiration date, bringing the total authorization to $2,100,000. As of March 29, 2025, the Company had repurchased 8,235,697 shares for approximately $1,333,961 under this program.

In the first quarter of fiscal 2025, the Company adopted a trading plan under Rule 10b5-1 to facilitate repurchases under its authorized $700,000 stock repurchase program. Due to the required 30-day waiting period under the trading plan, repurchases commenced in the second quarter of fiscal 2025. Subsequent to the first quarter of fiscal 2025, as of April 25, 2025, the Company had repurchased approximately $75,600 of its common stock under the program.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update is intended to improve transparency and usefulness in income tax disclosures, particularly in areas such as rate reconciliation and reporting of income taxes paid. The guidance will be effective prospectively for the fiscal year ending December 27, 2025, with early adoption permitted. The Company does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.

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

(2) ACQUISITIONS

Acquisitions of Redeemable Noncontrolling Interests

In the first quarter of fiscal 2024, the Company acquired an additional approximately 9% ownership interest of ConcealFab, Inc. for $7,227 and the remaining ownership interest of Valmont Substations, LLC for $10,518. These transactions involved acquiring additional shares of consolidated subsidiaries without resulting in changes in control.

(3) DIVESTITURES

On November 25, 2024, the Company completed the sale of George Industries, a coatings and anodizing company in California, which was reported in the Infrastructure segment. The Company received net proceeds of $500 from this sale. In the fourth quarter of fiscal 2024, a pre-tax loss of $2,779 was recognized in “Other income (expenses)” in the Consolidated Statements of Earnings.

On October 31, 2024, the Company completed the sale of its extractive business, which included the manufacturing and distribution of screening products to the mining and quarrying sectors in Australia and New Zealand, which was reported in the Infrastructure segment. The Company received net proceeds of $5,042 Australian dollars ($3,330 U.S. dollars) at closing, with an additional $1,800 Australian dollars ($1,172 U.S. dollars) to be received through two payments. The first payment was received in the first quarter of fiscal 2025, and the second payment is expected to be received in the second quarter of fiscal 2026. In the fourth quarter of fiscal 2024, a pre-tax loss of $2,567 Australian dollars ($1,695 U.S. dollars) was recognized in “Other income (expenses)” in the Consolidated Statements of Earnings.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of March 29, 2025 and December 28, 2024, the carrying amounts of goodwill by segment were as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 28, 2024	$470,988	$322,241	$793,229
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of December 28, 2024	421,606	202,241	623,847
Foreign currency translation	3,800	361	4,161
Balance as of March 29, 2025	$425,406	$202,602	$628,008

	Infrastructure	Agriculture	Total
Gross balance as of March 29, 2025	$474,788	$322,602	$797,390
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of March 29, 2025	$425,406	$202,602	$628,008

In the third quarter of fiscal 2024, the Company performed its annual goodwill impairment assessment. The estimated fair value of all reporting units exceeded their respective carrying amounts, and no impairments were recorded. The Company’s Solar reporting unit, which has approximately $39,400 of goodwill, did not have a significant excess of fair value over its carrying amount. As renewable energy policies and global trade and economic conditions evolve, the Company continues to assess the reporting unit’s growth prospects, projected performance, and its ability to generate and grow cash flows in excess of its carrying amount. If conditions change, the Company may be required to perform an interim goodwill impairment test for this reporting unit before the next annual assessment.

Other Intangible Assets

As of March 29, 2025 and December 28, 2024, the components of other intangible assets were as follows:

	March 29, 2025		December 28, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$231,533	$170,060	$230,063	$166,516
Patents and proprietary technology	26,955	14,508	26,225	13,829
Trade names	2,870	2,762	2,870	2,654
Other	4,519	4,358	4,430	4,245
Non-amortizing intangible assets:
Trade names	58,610	—	57,738	—
	$324,487	$191,688	$321,326	$187,244

The weighted-average life of amortizing intangible assets is approximately four years. Amortization expenses for the thirteen weeks ended March 29, 2025 and March 30, 2024 were $2,858 and $3,715, respectively. Amortization expense is expected to average $9,267 annually over the next five fiscal years, based on amortizing intangible assets reported as of March 29, 2025.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(5) EARNINGS PER SHARE

The table below provides a reconciliation between the net earnings attributable to Valmont Industries, Inc. and the weighted average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	March 29,	March 30,
	2025	2024
Net earnings attributable to Valmont Industries, Inc.	$87,261	$87,822
Weighted average shares outstanding (in thousands):
Basic	20,047	20,188
Dilutive effect of various stock awards	149	133
Diluted	20,196	20,321
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$4.35	$4.35
Dilutive effect of various stock awards	(0.03)	(0.03)
Diluted	$4.32	$4.32

As of March 29, 2025 and March 30, 2024, there were 41,326 and 73,003 outstanding stock options, respectively, with exercise prices that exceeded the average market price of common stock during the respective periods. As such, these options were anti-dilutive and were excluded from the computation of diluted earnings per share.

(6) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages risks related to interest rates, commodity prices, and foreign currency, particularly those arising from foreign currency denominated transactions and investments in foreign subsidiaries. To address these risks, the Company may use derivative financial instruments. Depending on their classification, some derivatives are marked to market and recorded in the Company’s Condensed Consolidated Statements of Earnings, while others are accounted for as fair value, cash flow, or net investment hedges.

Derivative financial instruments inherently carry credit and market risks, which the Company mitigates by monitoring exposure limits and transacting with recognized, stable multinational banks as counterparties. Gains or losses from net investment hedge activities remain in AOCI until the related subsidiaries are sold or substantially liquidated.

The fair value of derivative instruments as of March 29, 2025 and December 28, 2024 was as follows:

	Condensed Consolidated	March 29,	December 28,
Derivatives designated as hedging instruments:	Balance Sheets location	2025	2024
Commodity contracts	Prepaid expenses and other current assets	$1,715	$617
Commodity contracts	Other accrued expenses	—	(371)
Cross-currency swap contracts	Prepaid expenses and other current assets	—	1,074
Cross-currency swap contracts	Other accrued expenses	(431)	—
		$1,284	$1,320

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Earnings for the thirteen weeks ended March 29, 2025 and March 30, 2024 were as follows:

		Thirteen weeks ended
	Condensed Consolidated	March 29,	March 30,
Derivatives designated as hedging instruments:	Statements of Earnings location	2025	2024
Commodity contracts	Product cost of sales	$(1,236)	$956
Interest rate hedge amortization	Interest expense	(16)	(16)
Cross-currency swap contracts	Interest expense	281	380
		$(971)	$1,320

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts to hedge variability in cash flows related to future purchases. Gains (losses) realized upon settlement are recorded in “Product cost of sales” in the Condensed Consolidated Statements of Earnings in the period in which the hedged items are consumed. As of March 29, 2025, the details of these contracts were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$18,741	23,000 short tons	March 2025 to December 2025
Natural gas	864	227,000 MMBtu	April 2025 to March 2026
Ultra-low-sulfur diesel fuel	11,827	5,166,000 gallons	March 2025 to December 2026

Net Investment Hedges

To manage foreign currency risk associated with its euro investments and reduce interest expenses, the Company uses fixed-for-fixed cross-currency swaps (“CCS”). These swaps convert U.S. dollar-denominated principal and interest payments on a portion of its 5.00% senior unsecured notes due in 2044 into euro‑denominated payments. Interest payments are exchanged biannually on April 1 and October 1.

The Company designated the full notional amounts of its CCS as net investment hedges for certain European subsidiaries under the spot method. Changes in fair value of the CCS attributable to spot exchange rates are recorded as cumulative foreign currency translation within AOCI, while net interest receipts reduce interest expense over the life of the CCS. Key terms as of March 29, 2025 were as follows:

	Notional		Swapped	Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Euro	$80,000	April 1, 2029	3.461%	€74,509

In the first quarter of fiscal 2024, the Company early settled a euro net investment hedge entered in fiscal 2019, receiving proceeds of $2,711. These proceeds will remain in AOCI until the related subsidiaries are sold or substantially liquidated.

(7) BUSINESS SEGMENTS AND RELATED REVENUE INFORMATION

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

In the fourth quarter of fiscal 2024, the Company realigned management’s reporting structure for certain composite structure sales and, accordingly, revised its presentation of sales across product lines to reflect how the product is currently managed. The reporting for the thirteen weeks ended March 30, 2024 was adjusted to conform to the realigned presentation. As a result, Utility product line sales increased and Lighting and Transportation product line sales decreased by $10,887 for the thirteen weeks ended March 30, 2024.

Summary by Business Segment

	Thirteen weeks ended March 29, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$706,221	$267,271	$973,492
Intersegment sales	(2,730)	(1,448)	(4,178)
Net sales	703,491	265,823	969,314
Cost of sales	490,616	187,596	678,212
Gross profit	212,875	78,227	291,102
Selling, general, and administrative expenses (a)	95,663	41,990	137,653
Segment operating income	$117,212	$36,237	153,449
Unallocated corporate expenses			25,135
Total operating income			$128,314

	Thirteen weeks ended March 30, 2024
	Infrastructure	Agriculture	Consolidated
Sales	$723,614	$258,735	$982,349
Intersegment sales	(2,881)	(1,640)	(4,521)
Net sales	720,733	257,095	977,828
Cost of sales	503,116	168,496	671,612
Gross profit	217,617	88,599	306,216
Selling, general, and administrative expenses (a)	99,753	47,626	147,379
Segment operating income	$117,864	$40,973	158,837
Unallocated corporate expenses			27,284
Total operating income			$131,553
(a)	Selling, general, and administrative expenses for each reportable segment includes compensation, certain allocated overhead expenses including information technology and enterprise resource planning, commissions, incentives, depreciation and amortization expense, and research and development.

	Thirteen weeks ended March 29, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$577,197	$137,476	$(4,112)	$710,561
International	129,024	129,795	(66)	258,753
Total sales	$706,221	$267,271	$(4,178)	$969,314

Product line:
Utility	$344,265	$—	$—	$344,265
Lighting and Transportation	192,571	—	—	192,571
Coatings	82,357	—	(2,664)	79,693
Telecommunications	69,939	—	—	69,939
Solar	17,089	—	(66)	17,023
Irrigation Equipment and Parts	—	242,731	(1,448)	241,283
Technology Products and Services	—	24,540	—	24,540
Total sales	$706,221	$267,271	$(4,178)	$969,314

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended March 30, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$568,572	$159,915	$(4,466)	$724,021
International	155,042	98,820	(55)	253,807
Total sales	$723,614	$258,735	$(4,521)	$977,828

Product line:
Utility	$336,143	$—	$—	$336,143
Lighting and Transportation	211,209	—	—	211,209
Coatings	87,090	—	(2,826)	84,264
Telecommunications	53,961	—	—	53,961
Solar	35,211	—	(55)	35,156
Irrigation Equipment and Parts	—	233,120	(1,640)	231,480
Technology Products and Services	—	25,615	—	25,615
Total sales	$723,614	$258,735	$(4,521)	$977,828

	March 29,	December 28,
	2025	2024
ASSETS:
Infrastructure	$2,265,122	$2,181,345
Agriculture	897,469	876,486
Total segment assets	3,162,591	3,057,831
Unallocated corporate assets	212,832	272,141
Total assets	$3,375,423	$3,329,972

	Thirteen weeks ended
	March 29,	March 30,
	2025	2024
CAPITAL EXPENDITURES:
Infrastructure	$25,932	$13,437
Agriculture	2,232	1,263
Total segment capital expenditures	28,164	14,700
Unallocated corporate capital expenditures	2,155	310
Total capital expenditures	$30,319	$15,010

	Thirteen weeks ended
	March 29,	March 30,
	2025	2024
DEPRECIATION AND AMORTIZATION:
Infrastructure	$15,582	$16,249
Agriculture	3,811	4,923
Total segment depreciation and amortization expense	19,393	21,172
Unallocated corporate depreciation and amortization expense	2,125	2,364
Total depreciation and amortization expense	$21,518	$23,536

A breakdown of revenue recognized over time and at a point in time by segment for the thirteen weeks ended March 29, 2025 and March 30, 2024 is as follows:

	Thirteen weeks ended March 29, 2025
	Point in Time	Over Time	Total
Infrastructure	$366,143	$337,348	$703,491
Agriculture	258,703	7,120	265,823
Total net sales	$624,846	$344,468	$969,314

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

Forward-Looking Statements

Management’s discussion and analysis contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that management has made in light of experience in the industries in which the Company operates, as well as management’s perceptions of historical trends, current conditions, anticipated future developments, and other factors deemed to be relevant. However, these statements are not guarantees of future performance or results. They are subject to risks, uncertainties (some beyond the Company’s control), and various assumptions.

Management believes these forward-looking statements are based on reasonable assumptions. However, many factors could cause the actual financial results to differ materially from expectations. These factors include, among others, risk factors described in the Company’s reports to the Securities and Exchange Commission, as well as future economic and market conditions, industry trends, Company performance and financial results, operational efficiencies, availability and pricing of raw materials, availability and market acceptance of new products, product pricing, domestic and international competition, and actions or policy changes by domestic and foreign governments.

This discussion should be read in conjunction with the financial statements and notes thereto, and the management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Segment net sales in the following table and elsewhere are presented net of intersegment sales. See Note 7 of our Condensed Consolidated Financial Statements for additional information on segment sales and intersegment sales.

EXECUTIVE OVERVIEW

Results of Operations

	Thirteen weeks ended
	March 29,	March 30,	Percent
Dollars in thousands, except per-share amounts	2025	2024	Change
Consolidated
Net sales	$969,314	$977,828	(0.9%)
Gross profit	291,102	306,216	(4.9%)
as a percentage of net sales	30.0%	31.3%
Selling, general, and administrative expenses	162,788	174,663	(6.8%)
as a percentage of net sales	16.8%	17.9%
Operating income	128,314	131,553	(2.5%)
as a percentage of net sales	13.2%	13.5%
Net interest expense	6,721	14,442	(53.5%)
Effective tax rate	26.1%	25.3%
Net earnings attributable to Valmont Industries, Inc.	87,261	87,822	(0.6%)
Diluted earnings per share	$4.32	$4.32	0.0%
Infrastructure
Net sales	$703,491	$720,733	(2.4%)
Gross profit	212,875	217,617	(2.2%)
as a percentage of net sales	30.3%	30.2%
Selling, general, and administrative expenses	95,663	99,753	(4.1%)
as a percentage of net sales	13.6%	13.8%
Operating income	117,212	117,864	(0.6%)
as a percentage of net sales	16.7%	16.4%
Agriculture
Net sales	$265,823	$257,095	3.4%
Gross profit	78,227	88,599	(11.7%)
as a percentage of net sales	29.4%	34.5%
Selling, general, and administrative expenses	41,990	47,626	(11.8%)
as a percentage of net sales	15.8%	18.5%
Operating income	36,237	40,973	(11.6%)
as a percentage of net sales	13.6%	15.9%
Corporate
Selling, general, and administrative expenses	$25,135	$27,284	(7.9%)
Operating loss	(25,135)	(27,284)	(7.9%)

Overview

On a consolidated basis, net sales decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024. Higher net sales in the Agriculture segment were more than offset by lower net sales in the Infrastructure segment.

Consolidated gross profit declined in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, primarily due to lower sales volumes in North America within the Agriculture segment, as well as decreased volumes in the Lighting and Transportation (“L&T”) and Solar product lines within the Infrastructure segment. These declines were partially offset by higher volumes in the Telecommunications product line. Consolidated gross profit margin also declined, largely driven by a shift in geographic sales mix, with increased international sales and reduced North American sales within the Agriculture segment.

Consolidated selling, general, and administrative expenses (“SG&A”) decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, primarily due to lower incentive costs, a reduced allowance for credit losses expense, and a smaller incremental expense associated with changes in the valuation of deferred compensation plan liabilities. These declines were partially offset by higher compensation and technology-related costs.

Consolidated operating income decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, as the impact of lower gross profit was only partially offset by lower SG&A.

Acquisitions and Divestitures

We continue to strategically enhance our portfolio through targeted acquisitions and divestitures, demonstrating our commitment to refining our business focus and driving value within our core segments.

In the fourth quarter of fiscal 2024, we divested George Industries, a coating and anodizing company in California previously included in the Infrastructure segment.

In the fourth quarter of fiscal 2024, we divested our extractive business, which included the manufacturing and distribution of screening products for the mining and quarrying sectors in Australia and New Zealand, previously included in the Infrastructure segment.

Macroeconomic and Geopolitical Impacts on Financial Results and Liquidity

We manufacture Utility structures in Mexico and ship them to customers in the United States (“U.S.”). While most of the structures we sell to our U.S. customers are manufactured domestically, we imported approximately $230.0 million worth of fabricated steel structures from Mexico into the U.S. in fiscal 2024. On March 4, 2025, a 25% tariff on all Mexican goods imported into the U.S. took effect; however, as of March 7, 2025, an exemption was introduced for goods compliant with the United States-Mexico-Canada Agreement (“USMCA”). An additional tariff took effect on March 12, 2025, when Section 232 was revised to expand the application of a 25% tariff on steel and aluminum imports into the U.S.; however, there is an exemption from this tariff for fabricated structures produced utilizing steel that was melted and poured in the U.S. The structures produced at our Mexico facility are USMCA-compliant and primarily utilize steel sourced from U.S.-melted and poured material.

To mitigate the financial impact of tariffs in fiscal 2025, we are implementing a comprehensive strategy. This includes close collaboration with customers, cost optimization initiatives, operational efficiency improvements, and diversified sourcing efforts. The ultimate impact of tariffs on our financial condition and operating results will depend on both the effectiveness of our mitigation efforts and various external factors, including the scope and duration of the tariffs, regulatory developments, and the broader trade environment. We continue to monitor the situation closely and will adjust our strategies as needed.

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

Net Interest Expense

Consolidated net interest expense decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, due to the decrease in average outstanding borrowings on the revolving line of credit.

Income Tax Expense

Our effective income tax rate in the first quarter of fiscal 2025 was 26.1%, as compared to 25.3% in the same period of fiscal 2024. The change in the effective tax rate was primarily the result of changes in the geographic mix of earnings.

Infrastructure Segment

	Thirteen weeks ended
	March 29,	March 30,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
Utility	$344,265	$336,143	$8,122	2.4%
Lighting and Transportation	192,571	211,209	(18,638)	(8.8%)
Coatings	82,357	87,090	(4,733)	(5.4%)
Telecommunications	69,939	53,961	15,978	29.6%
Solar	17,089	35,211	(18,122)	(51.5%)
Total sales	$706,221	$723,614	$(17,393)	(2.4%)

Operating income	$117,212	$117,864	$(652)	(0.6%)

Infrastructure segment sales decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024. Lower sales volumes in the L&T and Solar product lines were partially offset by increased volumes in the Utility and Telecommunications product lines. Regionally, Infrastructure segment sales increased in North America in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, but declined in international markets during the same period.

Utility product line sales increased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, driven by higher volumes and pricing actions that more than offset the impact of lower steel prices. This growth was supported by robust utility market demand, fueled by ongoing investments in the global energy transition and grid modernization.

L&T product line sales declined in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, due to lower volumes, primarily reflecting softer demand in international markets, as well as a $2.8 million negative impact from foreign currency translation.

Coatings product line sales decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, driven by reduced demand in international markets and unfavorable foreign currency impacts of $1.3 million.

Telecommunications product line sales increased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, benefiting from higher volumes as a result of elevated wireless carrier spending.

Solar product line sales declined significantly in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, reflecting lower volumes, partly due to the Company’s strategic decision in the second quarter of fiscal 2024 to exit certain low-margin projects. Foreign currency translation also had a negative impact of $1.1 million.

Infrastructure segment gross profit decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, due to lower volumes in L&T and Solar product lines. The decrease was also partially attributed to additional overtime and spending at a few of our U.S. manufacturing facilities.

Infrastructure segment SG&A decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, driven by lower incentive costs and lower allowance for credit losses expense.

Infrastructure segment operating income decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024. This was primarily due to lower volumes in L&T and Solar product lines, partially offset by lower SG&A.

Agriculture Segment

	Thirteen weeks ended
	March 29,	March 30,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
North America	$137,476	$159,915	$(22,439)	(14.0%)
International	129,795	98,820	30,975	31.3%
Total sales	$267,271	$258,735	$8,536	3.3%

Operating income	$36,237	$40,973	$(4,736)	(11.6%)

In North America, Agriculture segment sales declined in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024. This decline was primarily driven by lower irrigation equipment sales volumes, reflecting continued softness in the agriculture market amid lower grain prices. Additionally, average selling prices for irrigation equipment were lower year over year, largely due to a shift in sales mix toward units with fewer spans and the impact of lower steel costs on our industrial tubing product offering.

In international markets, Agriculture segment sales increased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024. This growth was driven by significantly higher volumes in the Europe, Middle East, and Africa (“EMEA”) region, as well as increased sales volumes in Brazil, where a stabilizing market environment supported improved performance. However, these gains were partially offset by unfavorable foreign currency translation impacts of approximately $7.1 million.

Sales of Technology Products and Services decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, primarily due to lower hardware sales volumes.

Our Agriculture business remains cyclical and is influenced by a range of factors, including changes in net farm income, commodity prices, weather volatility, geopolitical events, and farmer sentiment regarding future economic conditions. We actively monitor these variables to assess their potential impacts on financial performance, including U.S. net farm income estimates released by the U.S. Department of Agriculture. In Brazil, we closely track fluctuations in grain prices and projected farm input costs to gauge grower sentiment. Irrigation Equipment and Parts sales in North America are expected to remain muted for the remainder of fiscal 2025.

Agriculture segment gross profit decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, primarily due to lower sales volumes and reduced average selling prices in North America. These declines were partially offset by increased sales volumes in the EMEA region.

Agriculture segment SG&A declined in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, primarily due to lower incentive costs, along with lower allowance for credit losses expense.

Agriculture segment operating income decreased in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024, as the benefit of lower SG&A was more than offset by lower sales volumes in North America and a higher mix of international projects.

Corporate

Corporate SG&A declined in the first quarter of fiscal 2025, as compared to the same period of fiscal 2024. This decrease was primarily driven by lower incentive costs, reduced professional fees, and a smaller incremental expense associated with changes in the valuation of deferred compensation plan liabilities. Valuation changes in deferred compensation plan liabilities are offset by corresponding changes in deferred compensation plan assets, which are included in “Other income (expenses)”. These decreases were partially offset by higher compensation and technology-related costs.

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

In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2,100.0 million, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of March 29, 2025, we had approximately $766.0 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 8.2 million shares for a total of $1,334.0 million.

In the first quarter of fiscal 2025, the Company adopted a trading plan under Rule 10b5-1 to facilitate repurchases under its authorized $700.0 million stock repurchase program. Due to the required 30-day waiting period under the trading plan, repurchases commenced in the second quarter of fiscal 2025. Subsequent to the first quarter of fiscal 2025, as of April 25, 2025, the Company had repurchased approximately $75.6 million of its common stock under the program.

On February 18, 2025, the Board of Directors declared a quarterly cash dividend on common stock of $0.68 per share, or an annualized rate of $2.72 per share. This represents an increase of over 13% compared to the prior quarterly dividend of $0.60 per share.

We remain committed to maintaining a capital structure that supports our investment-grade credit rating. As of the latest assessments, our credit ratings were Baa2 (stable outlook) by Moody’s Ratings, BBB- (stable outlook) by Fitch Ratings, Inc., and BBB+ (stable outlook) by S&P Global Ratings. To support these ratings, we aim to manage our debt-to-invested capital ratio within levels that reinforce our investment-grade status.

Supplier Finance Program

We have established a supplier finance program with a financial institution, allowing qualifying suppliers the option to sell their receivables from us to the financial institution under independently negotiated terms. Participation in the program is entirely voluntary for suppliers and does not affect our payment terms, amounts, timing, or liquidity. We have no economic interest in a supplier’s decision to participate. As of March 29, 2025 and December 28, 2024, our accounts payable in the Condensed Consolidated Balance Sheets included $41.3 million and $45.6 million, respectively, related to the obligations under this program.

Sources of Financing

As of March 29, 2025, our available debt financing primarily included senior unsecured notes and a revolving credit facility.

Senior Unsecured Notes

As of March 29, 2025, our senior unsecured notes consisted of:

●	$450.0 million face value ($434.2 million carrying value) notes at an interest rate of 5.00% per annum, maturing in October 2044.
●	$305.0 million face value ($295.4 million carrying value) notes at an interest rate of 5.25% per annum, maturing in October 2054.

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

Authorized borrowers include the Company and its wholly-owned subsidiaries, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd. Obligations under this facility are guaranteed by the Company and its wholly owned subsidiaries, Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

The interest rate on our borrowings will be, at our option, either:

(a)	term Secured Overnight Financing Rate (“SOFR”), based on a one-, three-, or six-month period, plus a 10-basis-point adjustment and a spread of 100 to 162.5 basis points, depending on our senior unsecured long-term debt credit rating by S&P Global Ratings and Moody’s Ratings;
(b)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, or
●	term SOFR (based on a one-month period) plus 100 basis points,

plus, in each case, 0 to 62.5 basis points, depending on our credit rating; or

(c)	daily simple SOFR plus a 10-basis-point adjustment and a spread of 100 to 162.5 basis points, depending on our credit rating.

Additionally, a commitment fee is applied to the average daily unused portion of the facility, ranging from 10 to 25 basis points, based on our credit rating.

As of March 29, 2025 and December 28, 2024, we had no outstanding borrowings under this facility. The facility includes a financial covenant that may limit additional borrowing. As of March 29, 2025, we could borrow $799.8 million under the facility, after accounting for $0.2 million in standby letters of credit related to certain insurance obligations. Additionally, we maintain short‑term bank lines of credit totaling $30.1 million, with $30.0 million unused as of March 29, 2025.

Covenants and Compliance

Both our senior unsecured notes and revolving credit facility contain cross-default provisions, which allow for the acceleration of debt if we default on other indebtedness that also permits acceleration.

The revolving credit facility requires us to maintain a financial leverage ratio of 3.50 or lower, measured as of the last day of each fiscal quarter. A temporary increase to 3.75 is permitted for the four fiscal quarters following a material acquisition. The leverage ratio is defined as the ratio of: (a) interest-bearing debt, minus unrestricted cash in excess of $50.0 million (but not exceeding $500.0 million), to (b) earnings before interest, taxes, depreciation, and amortization, adjusted for non-cash stock-based compensation and non-recurring non-cash charges or gains, subject to certain limitations (“Adjusted EBITDA”). Additionally, in the event of an acquisition or divestiture, Adjusted EBITDA is calculated on a pro forma basis, reflecting the transaction as if it had occurred on the first day of the period.

Additional covenants restrict activities such as incurring indebtedness, placing liens, engaging in mergers, making investments, selling assets, paying dividends, conducting affiliate transactions, and making debt prepayments. Customary events of default may trigger the acceleration of obligations, subject to grace periods where applicable.

As of March 29, 2025, we were in compliance with all covenants related to these debt agreements. For detailed calculations of Adjusted EBITDA and the leverage ratio, please refer to the “Selected Financial Measures” section.

Cash Uses

Our primary cash needs include working capital, capital expenditures, debt service, taxes, and pension contributions. We may also pursue strategic investments, acquisitions, stock repurchases, or dividends, subject to market conditions and debt agreements restrictions.

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

As of March 29, 2025, we held $184.4 million in cash, including $140.9 million in non-U.S. subsidiaries. Distributions of this foreign cash would incur tax liabilities. As of March 29, 2025, we had liabilities of $2.1 million for foreign withholding taxes and $0.5 million for U.S. state income taxes.

Cash Flows

The table below summarizes our cash flow information for the thirteen weeks ended March 29, 2025 and March 30, 2024:

	Thirteen weeks ended
	March 29,	March 30,
Dollars in thousands	2025	2024
Net cash flows from operating activities	$65,130	$23,332
Net cash flows from investing activities	(30,191)	(18,639)
Net cash flows from financing activities	(16,993)	(34,834)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $65.1 million in the first quarter of fiscal 2025, as compared to $23.3 million in the same period of fiscal 2024. The increase in operating cash flows was primarily the result of a reduction in the amount of required pension contributions, a decrease in interest payments, and a lower amount of cash flows used for working capital, primarily inventory. The first quarter of fiscal 2024 also included severance payments totaling $9.8 million related to an organizational realignment program.

Investing Cash Flows – Cash used in investing activities totaled $30.2 million in the first quarter of fiscal 2025, as compared to $18.6 million in the same period of fiscal 2024. Investing activities in the first quarter of fiscal 2025 primarily included capital spending of $30.3 million. Investing activities in the first quarter of fiscal 2024 primarily included capital spending of $15.0 million. We expect our capital expenditures to be in the range of $140.0 million to $160.0 million for fiscal 2025.

Financing Cash Flows – Cash used in financing activities totaled $17.0 million in the first quarter of fiscal 2025, as compared to $34.8 million in the same period of fiscal 2024. Our total interest-bearing debt was $756.1 million as of March 29, 2025 and $757.9 million as of December 28, 2024. Financing activities in the first quarter of fiscal 2025 primarily consisted of borrowings on the revolving credit facility and short-term notes of $62.8 million offset by principal payments on our long-term debt and short-term borrowings of $64.6 million, dividends paid of $12.0 million, and the net activity from stock option and incentive plans, including the associated withholding payments, of $3.5 million. Financing activities in the first quarter of fiscal 2024 primarily consisted of borrowings on the revolving credit facility and short-term notes of $4.0 million, offset by principal repayments on our long-term debt and short-term borrowings of $5.3 million, dividends paid of $12.1 million, the purchase of redeemable noncontrolling interests of $17.7 million, and the net activity from stock option and incentive plans, including the associated withholding payments, of $5.7 million.

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

The financial information for the Issuer and Guarantors is presented on a combined basis, with intercompany balances and transactions between the Issuer and the Guarantors eliminated. Any amounts due to or from the Issuer or Guarantors, as well as transactions with non-guarantor subsidiaries, are disclosed separately.

The combined financial information for the thirteen weeks ended March 29, 2025 and March 30, 2024 was as follows:

	Thirteen weeks ended
	March 29,	March 30,
Dollars in thousands	2025	2024
Net sales	$676,691	$682,162
Gross profit	199,145	209,640
Operating income	92,995	92,578
Net earnings attributable to Valmont Industries, Inc.	59,986	59,469

The combined financial information as of March 29, 2025 and December 28, 2024 was as follows:

	March 29,	December 28,
Dollars in thousands	2025	2024
Current assets	$840,413	$805,713
Non-current assets	808,417	835,197
Current liabilities	429,473	470,652
Non-current liabilities	1,103,790	1,091,773

As of March 29, 2025 and December 28, 2024, non-current assets included a receivable from non-guarantor subsidiaries of $67,723 and $90,938, respectively. As of March 29, 2025 and December 28, 2024, non-current liabilities included a payable to non-guarantor subsidiaries of $255,914 and $243,465, respectively.

Selected Financial Measures

The leverage ratio is a key financial metric we use to assess our maximum borrowing capacity. It is defined as the ratio of (a) interest-bearing debt, minus unrestricted cash in excess of $50.0 million (but not exceeding $500.0 million), to (b) Adjusted EBITDA. In the event of an acquisition or divestiture, Adjusted EBITDA is calculated on a pro forma basis, reflecting the transaction as if it had occurred on the first day of the period.

Our revolving credit facility requires us to maintain a leverage ratio of 3.50 or lower (or 3.75 or lower following certain material acquisitions) on a rolling four-fiscal-quarter basis, measured as of the last day of each fiscal quarter. Failure to comply with this financial covenant may result in higher financing costs or early debt repayment obligations.

The leverage ratio and Adjusted EBITDA are non-generally accepted accounting principles (“GAAP”) measures. As presented, these measures may not be directly comparable to similarly titled measures used by other companies. They should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP. Additionally, they should not be interpreted as indicators of operating performance or liquidity.

The calculation of Adjusted EBITDA for the four fiscal quarters ended March 29, 2025 was as follows:

Four fiscal quarters ended
March 29,
Dollars in thousands	2025
Net cash flows from operating activities	$614,476
Interest expense	52,616
Income tax expense	118,789
Deferred income taxes	24,560
Redeemable noncontrolling interests	(1,160)
Net periodic pension cost	(740)
Contribution to defined benefit pension plan	4,377
Changes in assets and liabilities	(157,842)
Other	(12,699)
Pro forma divestitures adjustment	(1,548)
Adjusted EBITDA	$640,829

Four fiscal quarters ended
March 29,
Dollars in thousands	2025
Net earnings attributable to Valmont Industries, Inc.	$347,698
Interest expense	52,616
Income tax expense	118,789
Depreciation and amortization	93,377
Stock-based compensation	29,897
Pro forma divestitures adjustment	(1,548)
Adjusted EBITDA	$640,829

The calculation of the leverage ratio as of March 29, 2025 was as follows:

March 29,
Dollars in thousands	2025
Interest-bearing debt, excluding origination fees and discounts of $25,435	$756,138
Less: Cash and cash equivalents in excess of $50,000	134,399
Net indebtedness	$621,739
Adjusted EBITDA	640,829
Leverage ratio	0.97

FINANCIAL OBLIGATIONS AND COMMITMENTS

There were no material changes in the Company’s financial obligations and commitments during the thirteen weeks ended March 29, 2025. For additional information on the Company’s financial obligations and commitments, refer to the “Cash Uses” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in the Company’s critical accounting estimates during the thirteen weeks ended March 29, 2025. For additional information on the Company’s critical accounting estimates, refer to the “Critical Accounting Estimates” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the thirteen weeks ended March 29, 2025. For additional information on the Company’s market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material changes in the Company’s legal proceedings during the thirteen weeks ended March 29, 2025. For additional information on the Company’s legal proceedings, refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 1A. RISK FACTORS

There were no material changes in the Company’s risk factors during the thirteen weeks ended March 29, 2025. For additional information on the Company’s risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

Valmont’s annual meeting of stockholders was held on April 28, 2025. The stockholders elected three directors to serve three-year terms, approved, on an advisory basis, the compensation paid to Valmont’s named executive officers, and ratified the appointment of Deloitte & Touche LLP as independent auditors for fiscal 2025. For the annual meeting, there were 20,070,905 shares outstanding and eligible to vote of which 18,396,196 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of Directors:

	For	Withheld	Broker Non-Votes
James B. Milliken	14,709,151	2,689,843	997,202
Catherine James Paglia	15,690,879	1,708,115	997,202
Deborah H. Caplan	17,224,335	174,659	997,202

Advisory vote on executive compensation:

For	16,755,541
Against	593,993
Abstain	49,460
Broker non-votes	997,202

Ratification of appointment of independent auditors:

For	17,454,709
Against	899,717
Abstain	41,770
Broker non-votes	0

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Valmont reorganizes and reallocates its executive offices and functions from time to time as it aims to better align its organizational structure with its strategic objectives.

On April 29, 2025, Valmont eliminated the positions of Group President, Infrastructure, and Executive Vice President, Global Operations. The responsibilities and functions of these executive offices were reassigned to other corporate offices and functions within Valmont, streamlining operations and enhancing efficiency across Valmont’s global business units.

J. Timothy Donahue, who previously served as Group President, Infrastructure, and Diane M. Larkin, who previously served as Executive Vice President, Global Operations, have transitioned to non-executive advisor roles with Valmont.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*	Separation Agreement and Release between T. Mitchell Parnell and Valmont Industries, Inc. dated August 30, 2024.
22.1

List of Issuer and Guarantor Subsidiaries. This document was filed as Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 001-31429) for the fiscal quarter ended September 25, 2021 and is incorporated herein by reference.

31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1*	Section 906 Certifications.
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

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

Dated the 29th day of April 2025.