Form 10-Q
period 2025-06-28
VALMONT INDUSTRIES INC
filed 2025-07-31
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

As of July 25, 2025, there were 19,738,494 shares of the registrant’s common stock outstanding.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Product sales	$943,371	$928,479	$1,817,860	$1,803,157
Service sales	107,177	111,258	202,002	214,408
Net sales	1,050,548	1,039,737	2,019,862	2,017,565
Product cost of sales	669,029	651,731	1,290,072	1,256,946
Service cost of sales	60,352	67,724	117,521	134,121
Total cost of sales	729,381	719,455	1,407,593	1,391,067
Gross profit	321,167	320,282	612,269	626,498
Selling, general, and administrative expenses	191,670	172,974	354,458	347,637
Impairment of long-lived assets	91,337	—	91,337	—
Realignment charges	8,884	—	8,884	—
Operating income	29,276	147,308	157,590	278,861
Other income (expenses):
Interest expense	(10,543)	(15,846)	(20,658)	(32,067)
Interest income	1,568	1,499	4,962	3,278
Gain on deferred compensation investments	2,384	525	1,543	1,956
Other	(3,675)	(1,250)	(6,405)	(1,355)
Total other expenses	(10,266)	(15,072)	(20,558)	(28,188)
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	19,010	132,236	137,032	250,673
Income tax expense (benefit):
Current	35,275	40,961	55,635	60,605
Deferred	(12,995)	(9,894)	(2,556)	450
Total income tax expense	22,280	31,067	53,079	61,055
Earnings (loss) before equity in loss of nonconsolidated subsidiaries	(3,270)	101,169	83,953	189,618
Equity in loss of nonconsolidated subsidiaries	(21)	(19)	(581)	(39)
Net earnings (loss)	(3,291)	101,150	83,372	189,579
Earnings attributable to redeemable noncontrolling interests	(729)	(1,434)	(131)	(2,041)
Net earnings (loss) attributable to Valmont Industries, Inc.	$(4,020)	$99,716	$83,241	$187,538
Net earnings (loss) attributable to Valmont Industries, Inc. per share:
Basic	$(1.53)	$4.94	$2.86	$9.29
Diluted	(1.53)	4.91	2.84	9.24

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net earnings (loss)	$(3,291)	$101,150	$83,372	$189,579
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	37,347	(18,768)	59,589	(40,186)
Hedging activities:
Unrealized gain (loss) on commodity hedges	760	(1,498)	857	(2,059)
Realized loss (gain) on commodity hedges included in net earnings	(630)	298	297	(419)
Unrealized gain (loss) on cross currency swaps	(4,966)	816	(6,306)	1,011
Amortization cost included in interest expense	(12)	(12)	(24)	(24)
Total hedging activities	(4,848)	(396)	(5,176)	(1,491)
Net realized loss on defined benefit pension plan	356	381	694	762
Total other comprehensive income (loss), net of tax	32,855	(18,783)	55,107	(40,915)
Comprehensive income	29,564	82,367	138,479	148,664
Comprehensive income attributable to redeemable noncontrolling interests	(2,009)	(1,269)	(987)	(1,719)
Comprehensive income attributable to Valmont Industries, Inc.	$27,555	$81,098	$137,492	$146,945

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	June 28,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$208,533	$164,315
Receivables, less allowance of $30,783 and $30,408, respectively	665,882	654,360
Inventories	581,360	590,263
Contract assets	194,559	187,257
Prepaid expenses and other current assets	93,394	87,197
Total current assets	1,743,728	1,683,392
Property, plant, and equipment, at cost	1,578,722	1,502,017
Less accumulated depreciation	(957,047)	(913,045)
Property, plant, and equipment, net	621,675	588,972
Goodwill	571,684	623,847
Other intangible assets, net	126,641	134,082
Defined benefit pension asset	52,754	46,520
Other non-current assets	228,902	253,159
Total assets	$3,345,384	$3,329,972

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$623	$692
Notes payable to banks	—	1,669
Accounts payable	385,328	372,197
Accrued employee compensation and benefits	106,698	143,028
Contract liabilities	132,412	126,932
Other accrued expenses	145,174	132,379
Income taxes payable	25,937	22,509
Dividends payable	13,418	12,019
Total current liabilities	809,590	811,425
Deferred income taxes	4,817	6,344
Long-term debt, excluding current installments	730,039	729,941
Operating lease liabilities	130,431	134,534
Deferred compensation	34,715	33,302
Other non-current liabilities	22,775	20,813
Total liabilities	1,732,367	1,736,359
Redeemable noncontrolling interests	84,062	51,519
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	2,956,362	2,940,838
Accumulated other comprehensive loss	(278,524)	(332,775)
Treasury stock	(1,176,783)	(1,093,869)
Total shareholders’ equity	1,528,955	1,542,094
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,345,384	$3,329,972

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six weeks ended
	June 28,	June 29,
	2025	2024
Cash flows from operating activities:
Net earnings	$83,372	$189,579
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	43,781	46,526
Contribution to defined benefit pension plan	(1,492)	(18,009)
Impairment of long-lived assets	91,337	—
Stock-based compensation	13,377	14,108
Net periodic pension cost	529	317
Loss on sale of property, plant, and equipment	81	315
Equity in loss of nonconsolidated subsidiaries	581	39
Deferred income taxes	(2,556)	450
Changes in assets and liabilities:
Receivables	8,263	(62,930)
Inventories	22,423	14,800
Contract assets	(7,257)	(16,141)
Prepaid expenses and other assets (current and non-current)	9,909	(9,784)
Accounts payable	(649)	1,224
Contract liabilities (current and non-current)	(17)	(47)
Accrued expenses	(31,431)	(28,388)
Income taxes payable	(2,248)	22,961
Other non-current liabilities	4,736	(877)
Net cash flows from operating activities	232,739	154,143
Cash flows from investing activities:
Purchases of property, plant, and equipment	(62,306)	(33,328)
Proceeds from sales of assets	724	226
Other, net	(2,737)	(3,402)
Net cash flows from investing activities	(64,319)	(36,504)
Cash flows from financing activities:
Proceeds from short-term borrowings	2,840	6,093
Repayments on short-term borrowings	(4,492)	(7,368)
Proceeds from long-term borrowings	130,000	15,009
Principal repayments on long-term borrowings	(130,358)	(105,349)
Proceeds from settlement of financial derivatives	—	2,711
Dividends paid	(25,667)	(24,239)
Dividends to redeemable noncontrolling interests	(233)	(664)
Purchases of redeemable noncontrolling interests	—	(17,745)
Repurchases of common stock	(100,007)	(14,941)
Proceeds from exercises under stock plans	3,107	4,333
Tax withholdings on exercises under stock plans	(6,940)	(8,715)
Other, net	527	—
Net cash flows from financing activities	(131,223)	(150,875)
Effect of exchange rate changes on cash and cash equivalents	7,021	(6,663)
Net change in cash and cash equivalents	44,218	(39,899)
Cash and cash equivalents—beginning of period	164,315	203,041
Cash and cash equivalents—end of period	$208,533	$163,142

Supplemental disclosures of cash flow information:
Interest paid	$19,631	$31,528
Income taxes paid	55,494	41,071

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 28, 2024	$27,900	$—	$2,940,838	$(332,775)	$(1,093,869)	$1,542,094	$51,519
Net earnings (loss)	—	—	87,261	—	—	87,261	(598)
Other comprehensive income (loss), net of tax	—	—	—	22,676	—	22,676	(424)
Cash dividends declared ($0.68 per share)	—	—	(13,647)	—	—	(13,647)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(698)
Fair value adjustment on redeemable noncontrolling interests	—	—	(7,100)	—	—	(7,100)	7,100
Stock option and incentive plans	—	—	(8,306)	—	12,024	3,718	—
Balance as of March 29, 2025	$27,900	$—	$2,999,046	$(310,099)	$(1,081,845)	$1,635,002	$56,899
Net earnings (loss)	—	—	(4,020)	—	—	(4,020)	729
Other comprehensive income, net of tax	—	—	—	31,575	—	31,575	1,280
Cash dividends declared ($0.68 per share)	—	—	(13,419)	—	—	(13,419)	—
Fair value adjustment on redeemable noncontrolling interests	—	—	1,089	—	—	1,089	(1,089)
Change in redemption value of noncontrolling interests	—	—	(26,243)	—	—	(26,243)	26,243
Repurchases of common stock; 357,979 shares acquired	—	—	—	—	(100,855)	(100,855)	—
Stock option and incentive plans	—	—	(91)	—	5,917	5,826	—
Balance as of June 28, 2025	$27,900	$—	$2,956,362	$(278,524)	$(1,176,783)	$1,528,955	$84,062

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 30, 2023	$27,900	$—	$2,643,606	$(273,236)	$(1,043,990)	$1,354,280	$62,792
Net earnings	—	—	87,822	—	—	87,822	607
Other comprehensive loss, net of tax	—	—	—	(21,975)	—	(21,975)	(157)
Cash dividends declared ($0.60 per share)	—	—	(12,113)	—	—	(12,113)	—
Purchases of redeemable noncontrolling interests	—	(147)	—	—	—	(147)	(17,598)
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(664)
Repurchases of common stock; 96,224 shares acquired	—	21,074	—	—	(21,124)	(50)	—
Stock option and incentive plans	—	(15,259)	—	—	16,733	1,474	—
Balance as of March 30, 2024	$27,900	$5,668	$2,719,315	$(295,211)	$(1,048,381)	$1,409,291	$44,980
Net earnings	—	—	99,716	—	—	99,716	1,434
Other comprehensive loss, net of tax	—	—	—	(18,618)	—	(18,618)	(165)
Cash dividends declared ($0.60 per share)	—	—	(12,098)	—	—	(12,098)	—
Repurchases of common stock; 59,186 shares acquired	—	—	—	—	(15,061)	(15,061)	—
Stock option and incentive plans	—	(533)	—	—	8,784	8,251	—
Balance as of June 29, 2024	$27,900	$5,135	$2,806,933	$(313,829)	$(1,054,658)	$1,471,481	$46,249

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

As of June 28, 2025 and December 28, 2024, inventories consisted of the following:

	June 28,	December 28,
	2025	2024
Raw materials and purchased parts	$248,329	$231,811
Work in process	37,978	35,466
Finished and manufactured goods	295,053	322,986
Total inventories	$581,360	$590,263

Geographical Markets

Earnings (loss) before income taxes and equity in loss of nonconsolidated subsidiaries for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
United States	$78,135	$94,731	$173,118	$180,943
Foreign	(59,125)	37,505	(36,086)	69,730
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$19,010	$132,236	$137,032	$250,673

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

The components of the net periodic pension cost for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Interest cost	$5,721	$5,242	$11,166	$10,484
Expected return on plan assets	(5,924)	(5,591)	(11,562)	(11,183)
Amortization of prior service costs	135	127	264	254
Amortization of net actuarial loss	339	381	661	762
Net periodic pension cost	$271	$159	$529	$317

Stock Plans

The Company administers stock-based compensation plans that have been approved by its shareholders. Under these plans, the Human Resources Committee of the Board of Directors is authorized to grant various types of awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, and common stock bonuses. As of June 28, 2025, 1,446,696 shares of common stock remained available for issuance under the plans.

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

For the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, the Company recorded stock-based compensation expenses (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations) and associated tax benefits as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Stock-based compensation	$6,166	$6,925	$13,377	$14,108
Income tax benefits	1,541	1,731	3,344	3,527

Fair Value Measurements

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

Mutual Funds: The Company has short-term investments in various mutual funds.

	Carrying Value	Fair Value Measurement Using:
	June 28, 2025	Level 1	Level 2	Level 3
Deferred compensation investments	$28,308	$28,308	$—	$—
Derivative financial instruments, net	(5,380)	—	(5,380)	—
Cash and cash equivalents—mutual funds	10,322	10,322	—	—

	Carrying Value	Fair Value Measurement Using:
	December 28, 2024	Level 1	Level 2	Level 3
Deferred compensation investments	$27,379	$27,379	$—	$—
Derivative financial instruments, net	1,320	—	1,320	—
Cash and cash equivalents—mutual funds	11,063	11,063	—	—

The fair value redemption amounts of certain redeemable noncontrolling interests are measured on a recurring basis utilizing Level 3 inputs, including estimates of future revenue, operating margins, growth rates, and discount rates.

In the second quarter of fiscal 2025, the carrying values of certain long-lived assets that will no longer be utilized were reduced to their respective fair values, based on Level 3 inputs, resulting in impairment charges totaling $19,657 in the Infrastructure segment and $586 in the Agriculture segment.

Goodwill and other intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs. See Note 5 for further information.

Unless otherwise specified, the Company believes the carrying values of financial instruments approximate their fair values.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Comprehensive Income

Comprehensive income consists of net earnings (loss), foreign currency translation adjustments, certain derivative-related activities, and changes in prior service costs and net actuarial losses related to the pension plan. The results of operations for foreign subsidiaries are translated using average exchange rates for the reporting period, while assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. As of June 28, 2025 and December 28, 2024, the accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	June 28,	December 28,
	2025	2024
Foreign currency translation adjustments	$(247,426)	$(306,159)
Hedging activities	16,174	21,350
Defined benefit pension plan	(47,272)	(47,966)
Accumulated other comprehensive loss	$(278,524)	$(332,775)

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

Most customers are invoiced upon shipment or delivery of goods to their specified locations. Contract assets are recognized as revenue is earned over time and are reduced when the customer is invoiced. As of June 28, 2025 and December 28, 2024, the Company’s contract assets totaled $194,559 and $187,257, respectively, and were recorded as “Contract assets” in the Condensed Consolidated Balance Sheets.

Certain customers are invoiced through advance or progress billings. When the progress toward performance obligations is less than the amount billed to the customer, the excess is recorded as a contract liability. As of June 28, 2025, total contract liabilities were $132,741, with $132,412 recorded as “Contract liabilities” and $329 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of December 28, 2024, total contract liabilities were $130,696, with $126,932 recorded as “Contract liabilities” and $3,764 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. Additional details are as follows:

●	During the thirteen and twenty-six weeks ended June 28, 2025, the Company recognized $32,560 and $56,943 in revenue, respectively, from amounts included in contract liabilities as of December 28, 2024. This revenue reflects advance payments applied to performance obligations completed during the respective periods.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

●	During the thirteen and twenty-six weeks ended June 29, 2024, the Company recognized $7,230 and $41,509 in revenue, respectively, from amounts included in contract liabilities as of December 30, 2023. This revenue reflects advance payments applied to performance obligations completed during the respective periods.
●	As of June 28, 2025, the Company had $329 in remaining performance obligations on contracts with an original expected duration of one year or more. These obligations are expected to be fulfilled within the next 12 to 24 months.

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

The disaggregation of revenue by product line is provided in Note 8.

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

For any invoices not sold under the supplier finance program, the financial institution pays the supplier on the invoice’s due date. The invoice amounts and scheduled payment terms remain unchanged, regardless of whether the supplier decides to sell under these arrangements. Payments related to these obligations are included in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. As of June 28, 2025 and December 28, 2024, outstanding payment obligations under the Company’s supplier finance program (included in “Accounts payable” in the Condensed Consolidated Balance Sheets) were as follows:

	June 28,	December 28,
	2025	2024
Confirmed obligations outstanding—beginning of period	$45,602	$41,916
Invoices confirmed	124,025	216,731
Confirmed invoices paid	(114,500)	(213,045)
Confirmed obligations outstanding—end of period	$55,127	$45,602

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

As a result of these redemption features, the Company records the noncontrolling interests as redeemable and classifies the balances in temporary equity in the Condensed Consolidated Balance Sheets, initially at their acquisition-date fair values. The Company adjusts the redeemable noncontrolling interests each reporting period for the net earnings (loss) attributable to the noncontrolling interests and any applicable redemption value adjustments. Redemption value adjustments are offset against retained earnings. Earnings (loss) used in the computation of earnings (loss) per share for the reported period are impacted by redemption value adjustments for noncontrolling interests redeemable at amounts other than fair value.

During the thirteen weeks ended June 28, 2025, the Company recorded a $26,243 change in the redemption value of redeemable noncontrolling interest related to the Company’s joint venture agriculture solar business, which was reflected in “Shareholders’ equity” and “Redeemable noncontrolling interests.” This represents a change in redemption value that is treated as an adjustment to net earnings (loss) for purposes of calculating earnings (loss) per share. The Company determined that the current-period change in redemption value included the correction of a prior-year error in the determination of the redemption value of redeemable noncontrolling interest totaling $21,792. This correction increased diluted loss per share by $1.10 for the thirteen weeks ended June 28, 2025 and decreased diluted earnings per share by $1.09 for the twenty-six weeks ended June 28, 2025. The Company concluded that the correction was not material to the current period or to any previously issued financial statements.

As of June 28, 2025 and December 28, 2024, the redeemable noncontrolling interests were $84,062 and $51,519, respectively. The final amounts paid for these interests may vary significantly, as the redemption amounts are contingent on the future operational results of the respective businesses.

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

The Company’s capital allocation philosophy includes a share repurchase program. In May 2014, the Company authorized the repurchase of up to $500,000 of the Company’s outstanding common stock over a twelve-month period, at prevailing market prices, either through open market or privately negotiated transactions. The Board subsequently expanded this authorization in February 2015 and October 2018, each time adding $250,000 with no expiration date. In February 2023, the Board increased the program by an additional $400,000. In February 2025, the Board increased the amount authorized under the program by an additional $700,000, with no stated expiration date, bringing the total authorization to $2,100,000. As of June 28, 2025, the Company had repurchased 8,593,676 shares for approximately $1,433,968 under this program.

Income Taxes

Subsequent to the second quarter of fiscal 2025, on July 4, 2025, federal tax legislation, commonly referred to as the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is continuing to assess its impact. While the legislation is not expected to have a material impact on the Company’s income statement, the timing of deductions related to depreciation and research and experimentation, among other changes included in the legislation, is currently under evaluation.

Long-Term Debt

Subsequent to the second quarter of fiscal 2025, the Company renewed the revolving credit facility, extending the maturity date to July 2030. As a part of the renewal, the facility maintained $800,000 of committed capacity and the same pricing, but the uncommitted accordion feature available under the facility increased from $300,000 to $400,000; the 10-basis-point SOFR adjustment was eliminated from the interest rate calculation; and the commitment fee on the average daily unused portion was reduced and now ranges from 9 to 20 basis points, based on the Company’s credit rating.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update is intended to improve transparency and usefulness in income tax disclosures, particularly in areas such as rate reconciliation and reporting of income taxes paid. The guidance will be adopted prospectively for the Form 10-K for the fiscal year ending December 27, 2025. The Company does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.

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

(2) ACQUISITIONS

Acquisitions of Redeemable Noncontrolling Interests

In the first quarter of fiscal 2024, the Company acquired an additional approximately 9% ownership interest of ConcealFab, Inc. for $7,227 and the remaining ownership interest of Valmont Substations, LLC for $10,518. Subsequent to the second quarter of fiscal 2025, the Company acquired an additional approximately 30% ownership interest of Valmont Irrigation Argentina B.V. for $14,624. These transactions involved acquiring additional shares of consolidated subsidiaries without resulting in changes in control.

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

(4) REALIGNMENT ACTIVITIES

During the second quarter of fiscal 2025, the Company completed a targeted organizational realignment to better align operations and commercial teams, reduce layers of management, and enhance the speed and agility of decision-making across the business. These actions resulted in pre-tax cash charges of $9,794, of which $910 was included in “Product cost of sales” in the Condensed Consolidated Statements of Operations.

During the second quarter of fiscal 2025, the Company recorded the following pre-tax expenses related to realignment activities:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$2,336	$2,886	$4,572	$9,794

Changes in liabilities recorded related to realignment activities were as follows:

	Balance as of	Recognized	Costs Paid or	Balance as of
	December 28,	Realignment	Otherwise	June 28,
	2024	Expense	Settled	2025
Severance and other employee benefit costs	$—	$9,794	$(1,002)	$8,792

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of June 28, 2025 and December 28, 2024, the carrying amounts of goodwill by segment were as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 28, 2024	$470,988	$322,241	$793,229
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of December 28, 2024	421,606	202,241	623,847
Impairment	(64,869)	—	(64,869)
Foreign currency translation	11,809	897	12,706
Balance as of June 28, 2025	$368,546	$203,138	$571,684

	Infrastructure	Agriculture	Total
Gross balance as of June 28, 2025	$482,797	$323,138	$805,935
Accumulated impairment losses	(114,251)	(120,000)	(234,251)
Balance as of June 28, 2025	$368,546	$203,138	$571,684

In the second quarter of fiscal 2025, the Company identified triggering events that required interim goodwill impairment testing for certain reporting units within the Infrastructure segment. Due to the Company’s strategic exit from the North American solar tracker market, increased competitive pressures in Brazil, and uncertainty surrounding European policies, an interim goodwill impairment test was conducted for the Solar reporting unit. The carrying amount of this reporting unit exceeded its estimated fair value, resulting in a goodwill impairment charge of $41,869 within the Infrastructure segment.

Additionally, due to a reduction in forecasted sales primarily resulting from general market weakness in Australia, an interim goodwill impairment test was also performed for the Access Systems reporting unit. The carrying amount exceeded its estimated fair value, resulting in a goodwill impairment charge of $23,000 within the Infrastructure segment.

The fair values of both reporting units were estimated using a discounted cash flow analysis, which required the Company to estimate the future cash flows as well as select a risk-adjusted discount rate to measure the present value of the anticipated cash flows.

Other Intangible Assets

As of June 28, 2025 and December 28, 2024, the components of other intangible assets were as follows:

	June 28, 2025		December 28, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$219,703	$161,425	$230,063	$166,516
Patents and proprietary technology	28,114	15,500	26,225	13,829
Trade names	20	19	2,870	2,654
Other	594	532	4,430	4,245
Non-amortizing intangible assets:
Trade names	55,686	—	57,738	—
	$304,117	$177,476	$321,326	$187,244

The weighted-average life of amortizing intangible assets is approximately four years. Amortization expenses were $2,982 and $5,840 for the thirteen and twenty-six weeks ended June 28, 2025, respectively, and $3,356 and $7,071 for the

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

thirteen and twenty-six weeks ended June 29, 2024, respectively. Amortization expense is expected to average $9,144 annually over the next five fiscal years, based on amortizing intangible assets reported as of June 28, 2025.

In the second quarter of fiscal 2025, the Company performed an impairment test on indefinite-lived trade names associated with the Solar and Access Systems reporting units. Using the relief-from-royalty method, the Company determined that the carrying amounts of the trade names exceeded their estimated fair values. As a result, impairment charges of $4,830 were recognized within the Infrastructure segment.

Additionally, in the second quarter of fiscal 2025, an impairment charge of $1,395 was recognized within the Agriculture segment for a customer relationship intangible asset that was determined not to be recoverable.

(6) EARNINGS (LOSS) PER SHARE

The table below provides a reconciliation between the net earnings (loss) attributable to Valmont Industries, Inc. and the weighted average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net earnings (loss) attributable to Valmont Industries, Inc.
Net earnings (loss) attributable to Valmont Industries, Inc.	$(4,020)	$99,716	$83,241	$187,538
Change in redemption value of redeemable noncontrolling interests	(26,243)	—	(26,243)	—
Net earnings (loss) attributable to Valmont Industries, Inc. including change in redemption value of redeemable noncontrolling interests	$(30,263)	$99,716	$56,998	$187,538
Weighted average shares outstanding (in thousands):
Basic	19,809	20,175	19,928	20,182
Dilutive effect of various stock awards	—	117	135	125
Diluted	19,809	20,292	20,063	20,307
Net earnings (loss) attributable to Valmont Industries, Inc. per share:
Basic	$(1.53)	$4.94	$2.86	$9.29
Dilutive effect of various stock awards	—	(0.03)	(0.02)	(0.05)
Diluted	$(1.53)	$4.91	$2.84	$9.24

In the second quarter of fiscal 2025, the Company reported a net loss. In periods in which the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation, as its inclusion would have an anti-dilutive effect.

As of June 28, 2025 and June 29, 2024, there were 39,543 and 56,261 outstanding stock options, respectively, with exercise prices that exceeded the average market price of common stock during the respective periods. As such, these options were anti-dilutive and were excluded from the computation of diluted earnings (loss) per share.

(7) DERIVATIVE FINANCIAL INSTRUMENTS

The Company manages risks related to interest rates, commodity prices, and foreign currency, particularly those arising from foreign currency denominated transactions and investments in foreign subsidiaries. To address these risks, the Company may use derivative financial instruments. Depending on their classification, some derivatives are marked to market and recorded in the Company’s Condensed Consolidated Statements of Operations, while others are accounted for as fair value, cash flow, or net investment hedges.

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

The fair value of derivative instruments as of June 28, 2025 and December 28, 2024 was as follows:

	Condensed Consolidated	June 28,	December 28,
Derivatives designated as hedging instruments:	Balance Sheets location	2025	2024
Commodity contracts	Prepaid expenses and other current assets	$2,032	$617
Commodity contracts	Other accrued expenses	—	(371)
Cross-currency swap contracts	Prepaid expenses and other current assets	—	1,074
Cross-currency swap contracts	Other accrued expenses	(7,412)	—
		$(5,380)	$1,320

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 were as follows:

	Condensed Consolidated	Thirteen weeks ended		Twenty-six weeks ended
	Statements of	June 28,	June 29,	June 28,	June 29,
Derivatives designated as hedging instruments:	Operations location	2025	2024	2025	2024
Commodity contracts	Product cost of sales	$840	$(397)	$(396)	$559
Interest rate hedge amortization	Interest expense	(16)	(16)	(32)	(32)
Cross-currency swap contracts	Interest expense	292	306	573	686
		$1,116	$(107)	$145	$1,213

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts to hedge variability in cash flows related to future purchases. Gains (losses) realized upon settlement are recorded in “Product cost of sales” in the Condensed Consolidated Statements of Operations in the period in which the hedged items are consumed. As of June 28, 2025, the details of these contracts were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$16,855	20,500 short tons	June 2025 to December 2025
Natural gas	566	148,000 MMBtu	July 2025 to March 2026
Ultra-low-sulfur diesel fuel	12,303	5,544,000 gallons	June 2025 to June 2027
Zinc	7,791	2,880 metric tons	January 2026 to December 2027

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

The Company designated the full notional amounts of its CCS as net investment hedges for certain European subsidiaries under the spot method. Changes in fair value of the CCS attributable to spot exchange rates are recorded as cumulative foreign currency translation within AOCI, while net interest receipts reduce interest expense over the life of the CCS. Key terms as of June 28, 2025 were as follows:

	Notional		Swapped	Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Euro	$80,000	April 1, 2029	3.461%	€74,509

In the first quarter of fiscal 2024, the Company early settled a euro net investment hedge entered in fiscal 2019, receiving proceeds of $2,711. These proceeds will remain in AOCI until the related subsidiaries are sold or substantially liquidated.

(8) BUSINESS SEGMENTS AND RELATED REVENUE INFORMATION

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

The reportable segments are as follows:

Infrastructure: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, lighting, transportation, telecommunications, and solar, along with coatings services to protect metal products.

Agriculture: This segment consists of the manufacture of center pivot and linear irrigation equipment components for agricultural markets, including aftermarket parts and tubular products, and advanced technology solutions for precision agriculture.

In the fourth quarter of fiscal 2024, the Company realigned management’s reporting structure for certain composite structure sales and, accordingly, revised its presentation of sales across product lines to reflect how the product is currently managed. The reporting for the thirteen and twenty-six weeks ended June 29, 2024 was adjusted to conform to the realigned presentation. As a result, Utility product line sales increased and Lighting and Transportation product line sales decreased by $9,308 and $20,195 for the thirteen and twenty-six weeks ended June 29, 2024, respectively.

Summary by Business Segment

	Thirteen weeks ended June 28, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$765,525	$289,420	$1,054,945
Intersegment sales	(2,433)	(1,964)	(4,397)
Net sales	763,092	287,456	1,050,548
Cost of sales	535,209	194,172	729,381
Gross profit	227,883	93,284	321,167
Selling, general, and administrative expenses (a)	111,187	52,366	163,553
Impairment of long-lived assets	89,356	1,981	91,337
Realignment charges	1,426	2,886	4,312
Segment operating income	$25,914	$36,051	61,965
Unallocated corporate expenses			28,117
Corporate realignment charges			4,572
Total operating income			$29,276

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Twenty-six weeks ended June 28, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$1,471,746	$556,691	$2,028,437
Intersegment sales	(5,163)	(3,412)	(8,575)
Net sales	1,466,583	553,279	2,019,862
Cost of sales	1,025,825	381,768	1,407,593
Gross profit	440,758	171,511	612,269
Selling, general, and administrative expenses (a)	206,850	94,356	301,206
Impairment of long-lived assets	89,356	1,981	91,337
Realignment charges	1,426	2,886	4,312
Segment operating income	$143,126	$72,288	215,414
Unallocated corporate expenses			53,252
Corporate realignment charges			4,572
Total operating income			$157,590

	Thirteen weeks ended June 29, 2024
	Infrastructure	Agriculture	Consolidated
Sales	$762,742	$281,703	$1,044,445
Intersegment sales	(2,312)	(2,396)	(4,708)
Net sales	760,430	279,307	1,039,737
Cost of sales	528,027	191,428	719,455
Gross profit	232,403	87,879	320,282
Selling, general, and administrative expenses (a)	98,822	47,908	146,730
Segment operating income	$133,581	$39,971	173,552
Unallocated corporate expenses			26,244
Total operating income			$147,308

	Twenty-six weeks ended June 29, 2024
	Infrastructure	Agriculture	Consolidated
Sales	$1,486,356	$540,438	$2,026,794
Intersegment sales	(5,193)	(4,036)	(9,229)
Net sales	1,481,163	536,402	2,017,565
Cost of sales	1,031,143	359,924	1,391,067
Gross profit	450,020	176,478	626,498
Selling, general, and administrative expenses (a)	198,575	95,534	294,109
Segment operating income	$251,445	$80,944	332,389
Unallocated corporate expenses			53,528
Total operating income			$278,861
(a)	Selling, general, and administrative expenses for each reportable segment includes compensation, certain allocated overhead expenses including information technology and enterprise resource planning, commissions, incentives, depreciation and amortization expense, and research and development.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended June 28, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$616,436	$142,482	$(4,329)	$754,589
International	149,089	146,938	(68)	295,959
Total sales	$765,525	$289,420	$(4,397)	$1,050,548

Product line:
Utility	$350,416	$—	$—	$350,416
Lighting and Transportation	217,985	—	—	217,985
Coatings	90,789	—	(2,365)	88,424
Telecommunications	82,075	—	—	82,075
Solar	24,260	—	(68)	24,192
Irrigation Equipment and Parts	—	263,536	(1,964)	261,572
Technology Products and Services	—	25,884	—	25,884
Total sales	$765,525	$289,420	$(4,397)	$1,050,548

	Twenty-six weeks ended June 28, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,193,633	$279,958	$(8,441)	$1,465,150
International	278,113	276,733	(134)	554,712
Total sales	$1,471,746	$556,691	$(8,575)	$2,019,862

Product line:
Utility	$694,681	$—	$—	$694,681
Lighting and Transportation	410,556	—	—	410,556
Coatings	173,146	—	(5,029)	168,117
Telecommunications	152,014	—	—	152,014
Solar	41,349	—	(134)	41,215
Irrigation Equipment and Parts	—	506,267	(3,412)	502,855
Technology Products and Services	—	50,424	—	50,424
Total sales	$1,471,746	$556,691	$(8,575)	$2,019,862

	Thirteen weeks ended June 29, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$582,143	$161,310	$(4,686)	$738,767
International	180,599	120,393	(22)	300,970
Total sales	$762,742	$281,703	$(4,708)	$1,039,737

Product line:
Utility	$332,395	$—	$—	$332,395
Lighting and Transportation	234,254	—	—	234,254
Coatings	91,574	—	(2,294)	89,280
Telecommunications	58,400	—	—	58,400
Solar	46,119	—	(18)	46,101
Irrigation Equipment and Parts	—	254,310	(2,396)	251,914
Technology Products and Services	—	27,393	—	27,393
Total sales	$762,742	$281,703	$(4,708)	$1,039,737

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Twenty-six weeks ended June 29, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,150,715	$321,225	$(9,152)	$1,462,788
International	335,641	219,213	(77)	554,777
Total sales	$1,486,356	$540,438	$(9,229)	$2,017,565

Product line:
Utility	$668,538	$—	$—	$668,538
Lighting and Transportation	445,463	—	—	445,463
Coatings	178,664	—	(5,120)	173,544
Telecommunications	112,361	—	—	112,361
Solar	81,330	—	(73)	81,257
Irrigation Equipment and Parts	—	487,430	(4,036)	483,394
Technology Products and Services	—	53,008	—	53,008
Total sales	$1,486,356	$540,438	$(9,229)	$2,017,565

	June 28,	December 28,
	2025	2024
ASSETS:
Infrastructure	$2,239,733	$2,181,345
Agriculture	854,029	876,486
Total segment assets	3,093,762	3,057,831
Unallocated corporate assets	251,622	272,141
Total assets	$3,345,384	$3,329,972

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
CAPITAL EXPENDITURES:
Infrastructure	$28,441	$16,755	$54,373	$30,192
Agriculture	3,214	1,255	5,446	2,518
Total segment capital expenditures	31,655	18,010	59,819	32,710
Unallocated corporate capital expenditures	332	308	2,487	618
Total capital expenditures	$31,987	$18,318	$62,306	$33,328

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
DEPRECIATION AND AMORTIZATION:
Infrastructure	$15,887	$16,152	$31,469	$32,401
Agriculture	4,241	4,583	8,052	9,506
Total segment depreciation and amortization expense	20,128	20,735	39,521	41,907
Unallocated corporate depreciation and amortization expense	2,135	2,255	4,260	4,619
Total depreciation and amortization expense	$22,263	$22,990	$43,781	$46,526

A breakdown of revenue recognized over time and at a point in time by segment for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 is as follows:

	Thirteen weeks ended June 28, 2025			Twenty-six weeks ended June 28, 2025
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$423,581	$339,511	$763,092	$789,724	$676,859	$1,466,583
Agriculture	279,000	8,456	287,456	537,703	15,576	553,279
Total net sales	$702,581	$347,967	$1,050,548	$1,327,427	$692,435	$2,019,862

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

(9) CONTINGENCIES

The Company is party to certain legal proceedings and claims arising in the normal course of business. This includes a litigation matter currently on appeal in Brazil related to its operations in the Agriculture market. As of June 28, 2025, the Company has accrued $3,796 related to this matter, which is included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets. The accrual reflects management’s estimate of losses based on currently available information. The outcome of this matter cannot be predicted with certainty and the Company’s accrual may not be adequate to cover the final judgment. At this time, the ultimate resolution of this matter may adversely affect selling, general, and administrative expenses by up to an additional $20,000 in a future fiscal period.

The Company continuously monitors developments in legal proceedings and will adjust its accruals if and when additional information becomes available or circumstances change. No further losses beyond the amounts accrued are deemed probable at this time.

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

EXECUTIVE OVERVIEW

Results of Operations

	Thirteen weeks ended			Twenty-six weeks ended
	June 28,	June 29,	Percent	June 28,	June 29,	Percent
Dollars in thousands, except per-share amounts	2025	2024	Change	2025	2024	Change
Consolidated
Net sales	$1,050,548	$1,039,737	1.0%	$2,019,862	$2,017,565	0.1%
Gross profit	321,167	320,282	0.3%	612,269	626,498	(2.3%)
as a percentage of net sales	30.6%	30.8%		30.3%	31.1%
Selling, general, and administrative expenses	191,670	172,974	10.8%	354,458	347,637	2.0%
as a percentage of net sales	18.2%	16.6%		17.5%	17.2%
Impairment of long-lived assets	91,337	—	NM	91,337	—	NM
Realignment charges	8,884	—	NM	8,884	—	NM
Operating income	29,276	147,308	(80.1%)	157,590	278,861	(43.5%)
as a percentage of net sales	2.8%	14.2%		7.8%	13.8%
Net interest expense	8,975	14,347	(37.4%)	15,696	28,789	(45.5%)
Effective tax rate	117.2%	23.5%		38.7%	24.4%
Net earnings (loss) attrib. to Valmont Industries, Inc.	(4,020)	99,716	NM	83,241	187,538	(55.6%)
Diluted earnings (loss) per share	$(1.53)	$4.91	NM	$2.84	$9.24	(69.3%)
Infrastructure
Net sales	$763,092	$760,430	0.4%	$1,466,583	$1,481,163	(1.0%)
Gross profit	227,883	232,403	(1.9%)	440,758	450,020	(2.1%)
as a percentage of net sales	29.9%	30.6%		30.1%	30.4%
Selling, general, and administrative expenses	111,187	98,822	12.5%	206,850	198,575	4.2%
as a percentage of net sales	14.6%	13.0%		14.1%	13.4%
Impairment of long-lived assets	89,356	—	NM	89,356	—	NM
Realignment charges	1,426	—	NM	1,426	—	NM
Operating income	25,914	133,581	(80.6%)	143,126	251,445	(43.1%)
as a percentage of net sales	3.4%	17.6%		9.8%	17.0%
Agriculture
Net sales	$287,456	$279,307	2.9%	$553,279	$536,402	3.1%
Gross profit	93,284	87,879	6.2%	171,511	176,478	(2.8%)
as a percentage of net sales	32.5%	31.5%		31.0%	32.9%
Selling, general, and administrative expenses	52,366	47,908	9.3%	94,356	95,534	(1.2%)
as a percentage of net sales	18.2%	17.2%		17.1%	17.8%
Impairment of long-lived assets	1,981	—	NM	1,981	—	NM
Realignment charges	2,886	—	NM	2,886	—	NM
Operating income	36,051	39,971	(9.8%)	72,288	80,944	(10.7%)
as a percentage of net sales	12.5%	14.3%		13.1%	15.1%
Corporate
Selling, general, and administrative expenses	$28,117	$26,244	7.1%	$53,252	$53,528	(0.5%)
Realignment charges	4,572	—	NM	4,572	—	NM
Operating loss	(32,689)	(26,244)	24.6%	(57,824)	(53,528)	8.0%

NM = not meaningful

Overview

On a consolidated basis, net sales increased in the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024. The second quarter growth was primarily driven by higher net sales in the Agriculture segment. For the first half of fiscal 2025, net sales in the Agriculture segment also increased, though these gains were partially offset by lower net sales in the Infrastructure segment.

Consolidated gross profit increased in the second quarter of fiscal 2025 but declined in the first half of fiscal 2025, as compared to the same periods of fiscal 2024. The second quarter improvement was largely due to higher international sales volumes within the Agriculture segment, which more than offset lower volumes in North America in the Agriculture segment and in international markets in the Infrastructure segment. For the first half of fiscal 2025, decreased sales in North America outweighed gains in international markets within the Agriculture segment. Consolidated gross profit margin also declined, primarily due to a shift in geographic sales mix, with an increase in international sales and a reduction in higher-margin North American sales within the Agriculture segment.

Consolidated selling, general, and administrative (“SG&A”) expenses increased in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024. This increase was driven by higher allowance for credit losses expense, an accrual of approximately $7.0 million for software licenses that are no longer expected to be used, and a $3.2 million write-off related to the Company’s exit from the agriculture solar market in Brazil. These increases were partially offset by lower incentive costs in the first half of fiscal 2025.

Consolidated operating income decreased in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024. This was primarily due to the impairment of certain long-lived assets totaling $91.3 million, realignment charges of $8.9 million, and increased SG&A expenses.

Acquisitions and Divestitures

We continue to strategically enhance our portfolio through targeted acquisitions and divestitures, demonstrating our commitment to refining our business focus and driving value within our core segments. In the fourth quarter of fiscal 2024, we divested George Industries, a coating and anodizing company in California previously included in the Infrastructure segment, and our extractive business, which included the manufacturing and distribution of screening products for the mining and quarrying sectors in Australia and New Zealand, previously included in the Infrastructure segment.

Macroeconomic and Geopolitical Impacts on Financial Results and Liquidity

We continue to actively monitor a range of macroeconomic and geopolitical uncertainties that have affected, and may continue to affect, our business operations and financial performance. These include volatility in the global economic and trade environment, inflationary cost pressures, supply chain disruptions, foreign currency fluctuations relative to the United States (“U.S.”) dollar, changing interest rates, ongoing international conflicts, and labor shortages. These factors may influence our operational costs, revenue streams, and overall financial stability. As conditions evolve, we are proactively adjusting our business strategies to mitigate potential risks, maintain financial resilience, and ensure sufficient liquidity to support ongoing operations and strategic initiatives.

Net Interest Expense

Consolidated net interest expense decreased in the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024, due to a decrease in average outstanding borrowings on the revolving line of credit along with lower average interest rates.

Income Tax Expense

Our effective income tax rate in the second quarter and first half of fiscal 2025 was 117.2% and 38.7%, respectively, as compared to 23.5% and 24.4% in the same periods of fiscal 2024. The change in the effective tax rate was primarily the result of goodwill impairment charges for which no tax benefits were recorded.

Infrastructure Segment

	Thirteen weeks ended
	June 28,	June 29,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
Utility	$350,416	$332,395	$18,021	5.4%
Lighting and Transportation	217,985	234,254	(16,269)	(6.9%)
Coatings	90,789	91,574	(785)	(0.9%)
Telecommunications	82,075	58,400	23,675	40.5%
Solar	24,260	46,119	(21,859)	(47.4%)
Total sales	$765,525	$762,742	$2,783	0.4%

Operating income	$25,914	$133,581	$(107,667)	(80.6%)

	Twenty-six weeks ended
	June 28,	June 29,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
Utility	$694,681	$668,538	$26,143	3.9%
Lighting and Transportation	410,556	445,463	(34,907)	(7.8%)
Coatings	173,146	178,664	(5,518)	(3.1%)
Telecommunications	152,014	112,361	39,653	35.3%
Solar	41,349	81,330	(39,981)	(49.2%)
Total sales	$1,471,746	$1,486,356	$(14,610)	(1.0%)

Operating income	$143,126	$251,445	$(108,319)	(43.1%)

Infrastructure segment sales increased in the second quarter of fiscal 2025, as compared to the same period of fiscal 2024. This growth was primarily driven by higher sales volumes in the Telecommunications and Utility product lines, which more than offset declines in the Lighting and Transportation (“L&T”) and Solar product lines. Infrastructure segment sales decreased in the first half of fiscal 2025, as compared to the same period of fiscal 2024, as lower volumes in the L&T and Solar product lines offset increased volumes in the Utility and Telecommunications product lines.

Regionally, Infrastructure segment sales increased in North America in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024, but declined in international markets during the same periods.

Utility product line sales increased in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024, driven by higher volumes and pricing actions that more than offset the impact of lower steel prices. This performance reflects strong demand in the utility market, supported by ongoing investments in energy transition and grid modernization.

L&T product line sales declined in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024, primarily due to lower volumes, reflecting softer demand in international markets. A significant contributor was the divestiture of the extractive business in the fourth quarter of fiscal 2024, along with reduced demand in the Australian market for the Access Systems product offering. Additionally, foreign currency translation negatively impacted the first half of fiscal 2025 results by approximately $2.3 million.

Coatings product line sales decreased in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024, driven by reduced demand in international markets and an unfavorable foreign currency translation impact of approximately $1.8 million in the first half of fiscal 2025.

Telecommunications product line sales increased significantly in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024, supported by our strategic positioning within carrier capital expenditure spending plans.

Solar product line sales declined significantly in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024. This decline was largely due to lower volumes, partially resulting from the Company’s strategic decision to exit select regional markets, including North America.

Infrastructure segment gross profit decreased in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024, primarily due to lower volumes in the L&T and Solar product lines.

Infrastructure segment SG&A expenses increased in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024, driven by higher allowance for credit losses expense, mostly in the Solar product line offering, along with an accrual of approximately $7.0 million for software licenses that are no longer expected to be used.

Infrastructure segment operating income decreased in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024. This was primarily due to the impairment of certain long-lived assets totaling $89.4 million, realignment charges of $1.4 million, lower volumes in the L&T and Solar product lines, and increased SG&A expenses.

Agriculture Segment

	Thirteen weeks ended
	June 28,	June 29,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
North America	$142,482	$161,310	$(18,828)	(11.7%)
International	146,938	120,393	26,545	22.0%
Total sales	$289,420	$281,703	$7,717	2.7%

Operating income	$36,051	$39,971	$(3,920)	(9.8%)

	Twenty-six weeks ended
	June 28,	June 29,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
North America	$279,958	$321,225	$(41,267)	(12.8%)
International	276,733	219,213	57,520	26.2%
Total sales	$556,691	$540,438	$16,253	3.0%

Operating income	$72,288	$80,944	$(8,656)	(10.7%)

In North America, Agriculture segment sales declined in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024. These decreases were due to a significantly lower volume in storm-related replacement sales, as the first half of 2024 benefited from elevated demand following severe weather events in the Midwestern and Southern U.S. The decline was also impacted by lower irrigation equipment sales volumes, reflecting continued softness in the agriculture market. Contributing factors included lower grain prices, uncertainty surrounding trade policy, and the timing of government funding. In addition, average selling prices for irrigation equipment declined, primarily due to a shift in product mix and increased competitive bidding activity in certain regions.

In international markets, Agriculture segment sales increased significantly in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024. This growth was driven by stronger project volumes in the Europe, Middle East, and Africa (“EMEA”) region, along with higher volumes in Brazil, where a stabilizing market environment supported improved performance. These gains were partially offset by unfavorable foreign currency translation impacts of approximately $3.7 million in the second quarter of fiscal 2025 and $10.8 million in the first half of fiscal 2025.

Sales of Technology Products and Services decreased in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024, primarily due to lower hardware sales volumes.

Our Agriculture business remains cyclical and is influenced by a range of factors, including net farm income, commodity prices, weather volatility, geopolitical events, and farmer sentiment regarding future economic conditions. We actively monitor these variables, including U.S. net farm income estimates published by the U.S. Department of Agriculture. In Brazil, we track fluctuations in grain prices and projected farm input costs to assess grower sentiment. Looking ahead, Irrigation Equipment and Parts sales in North America are expected to remain muted for the remainder of fiscal 2025. However, we remain focused on navigating evolving market conditions and positioning the Agriculture business for long-term growth across both domestic and international markets.

Agriculture segment gross profit increased in the second quarter of fiscal 2025 but declined in the first half of fiscal 2025, as compared to the same periods of fiscal 2024. The second quarter increase was primarily attributable to higher volumes in the EMEA region, partially offset by lower volumes and average selling prices in North America. The first half decline was driven by lower average selling prices and volumes in North America, which more than offset international gains.

Agriculture segment SG&A increased in the second quarter of fiscal 2025 and decreased in the first half of fiscal 2025, as compared to the same periods of fiscal 2024. The second quarter increase was primarily due to higher allowance for credit losses expense, partially offset by lower compensation costs. The first half decline was driven by lower compensation and incentive costs, partially offset by an increase in allowance for credit losses expense.

Agriculture segment operating income declined in both the second quarter and first half of fiscal 2025, as compared to the same periods of fiscal 2024. The declines were primarily due to realignment charges of $2.9 million, one-time charges related to the agriculture solar business totaling $5.9 million, and lower sales volumes in North America.

In the second quarter and first half of fiscal 2025, operating income in the Agriculture segment in Brazil was negatively impacted by $1.4 million and $3.8 million, respectively, primarily due to an increase in reserves related to an unfavorable court ruling involving a former dealer. The Company has appealed the decision and intends to vigorously contest all allegations. Management cannot reasonably estimate the timing of a potential settlement, the amount of a potential settlement, or litigation costs associated with this matter. While we maintain reserves for liabilities that are reasonably estimable, these reserves may prove insufficient to cover the final judgment. As a result, this uncertainty could adversely affect SG&A expenses by up to an additional $20.0 million within the Agriculture segment.

Corporate

Corporate SG&A expenses increased in the second quarter of fiscal 2025, as compared to the same period of fiscal 2024, primarily due to higher incentive costs and the incremental expense associated with changes in the valuation of deferred compensation plan liabilities. Valuation changes in deferred compensation plan liabilities are offset by corresponding changes in deferred compensation plan assets, which are included in “Other income (expenses).”

Corporate SG&A expenses decreased slightly in the first half of fiscal 2025, as compared to the same period of fiscal 2024. This decline was primarily driven by lower professional fees, partially offset by higher compensation, insurance, and technology-related costs.

In addition, both the second quarter and first half of fiscal 2025 included realignment charges totaling $4.6 million.

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

In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of June 28, 2025, we had approximately $666.0 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 8.6 million shares for a total of $1.4 billion.

We remain committed to maintaining a capital structure that supports our investment-grade credit rating. As of the latest assessments, our credit ratings were Baa2 (stable outlook) by Moody’s Ratings and BBB+ (stable outlook) by S&P Global Ratings. To support these ratings, we aim to manage our debt-to-invested capital ratio within levels that reinforce our investment-grade status.

Supplier Finance Program

We have established a supplier finance program with a financial institution, allowing qualifying suppliers the option to sell their receivables from us to the financial institution under independently negotiated terms. Participation in the program is entirely voluntary for suppliers and does not affect our payment terms, amounts, timing, or liquidity. We have no economic interest in a supplier’s decision to participate. As of June 28, 2025 and December 28, 2024, our accounts payable in the Condensed Consolidated Balance Sheets included $55.1 million and $45.6 million, respectively, related to the obligations under this program.

Sources of Financing

As of June 28, 2025, our available debt financing primarily included senior unsecured notes and a revolving credit facility.

Senior Unsecured Notes

As of June 28, 2025, our senior unsecured notes consisted of:

●	$450.0 million face value ($434.3 million carrying value) notes at an interest rate of 5.00% per annum, maturing in October 2044.
●	$305.0 million face value ($295.5 million carrying value) notes at an interest rate of 5.25% per annum, maturing in October 2054.

We retain the option to repurchase these notes by paying a make-whole premium. Both tranches are guaranteed by certain subsidiaries.

Revolving Credit Facility

Subsequent to the second quarter of fiscal 2025, the Company renewed the revolving credit facility, extending the maturity date to July 2030. As a part of the renewal, the facility maintained $800.0 million of committed capacity and the same pricing, but the uncommitted accordion feature available under the facility increased from $300.0 million to $400.0 million; the 10-basis-point SOFR adjustment was eliminated from the interest rate calculation; and the commitment fee on the average daily unused portion was reduced and now ranges from 9 to 20 basis points, based on our credit rating.

Prior to the renewal, as of June 28, 2025, our revolving credit facility, managed by JPMorgan Chase Bank, N.A., as Administrative Agent, had a maturity date of October 18, 2026. The facility provided up to $800.0 million in unsecured revolving credit, with $400.0 million available for borrowings in foreign currencies. An additional $300.0 million may have been added to the facility, subject to lender commitments.

Authorized borrowers included the Company and its wholly owned subsidiaries, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd. Obligations under this facility were guaranteed by the Company and its wholly owned subsidiaries, Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

The interest rate on our borrowings was, at our option, either:

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

Additionally, a commitment fee was applied to the average daily unused portion of the facility, ranging from 10 to 25 basis points, based on our credit rating.

As of June 28, 2025 and December 28, 2024, we had no outstanding borrowings under this facility. The facility included a financial covenant that may limit additional borrowing. As of June 28, 2025, we could borrow $799.8 million under the facility, after accounting for $0.2 million in standby letters of credit related to certain insurance obligations.

Additionally, we maintain short‑term bank lines of credit totaling $30.8 million, all of which were unused as of June 28, 2025.

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

As of June 28, 2025, we were in compliance with all covenants related to these debt agreements. For detailed calculations of Adjusted EBITDA and the leverage ratio, please refer to the “Selected Financial Measures” section.

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

As of June 28, 2025, we held $208.5 million in cash, including $146.9 million in non-U.S. subsidiaries. Distributions of this foreign cash would incur tax liabilities. As of June 28, 2025, we had liabilities of $1.1 million for foreign withholding taxes and $0.5 million for U.S. state income taxes.

Cash Flows

The table below summarizes our cash flow information for the twenty-six weeks ended June 28, 2025 and June 29, 2024:

	Twenty-six weeks ended
	June 28,	June 29,
Dollars in thousands	2025	2024
Net cash flows from operating activities	$232,739	$154,143
Net cash flows from investing activities	(64,319)	(36,504)
Net cash flows from financing activities	(131,223)	(150,875)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $232.7 million in the first half of fiscal 2025, as compared to $154.1 million in the same period of fiscal 2024. The increase in operating cash flows was primarily the result of favorable changes in the timing of customer receipts, a reduction in required pension contributions, and a decrease in interest payments. This was partially offset by a $14.4 million increase in tax payments for the first half of fiscal 2025 compared to the first half of fiscal 2024. Cash flows for the first half of fiscal 2025 and the first half of fiscal 2024 were also impacted by severance payments totaling $1.0 million and $10.6 million, respectively, related to organizational realignment programs.

Investing Cash Flows – Cash used in investing activities totaled $64.3 million in the first half of fiscal 2025, as compared to $36.5 million in the same period of fiscal 2024. Investing activities in the first half of fiscal 2025 primarily included capital spending of $62.3 million. Investing activities in the first half of fiscal 2024 primarily included capital spending of $33.3 million. We expect our capital expenditures to be in the range of $140.0 million to $160.0 million for fiscal 2025.

Financing Cash Flows – Cash used in financing activities totaled $131.2 million in the first half of fiscal 2025, as compared to $150.9 million in the same period of fiscal 2024. Our total interest-bearing debt was $755.9 million as of June 28, 2025 and $757.9 million as of December 28, 2024. Financing activities in the first half of fiscal 2025 primarily consisted of borrowings on the revolving credit facility and short-term notes of $132.8 million offset by principal payments on our long-term debt and short-term borrowings of $134.9 million, dividends paid of $25.7 million, the purchase of treasury shares of $100.0 million, and the net activity from stock option and incentive plans, including the associated withholding payments, of $3.8 million. Financing activities in the first half of fiscal 2024 primarily consisted of borrowings on the revolving credit facility and short-term notes of $21.1 million, offset by principal repayments on our long-term debt and short-term borrowings of $112.7 million, dividends paid of $24.2 million, the purchase of treasury shares of $14.9 million, the purchase of redeemable noncontrolling interests of $17.7 million, and the net activity from stock option and incentive plans, including the associated withholding payments, of $4.4 million.

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

The combined financial information for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024 was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28,	June 29,	June 28,	June 29,
Dollars in thousands	2025	2024	2025	2024
Net sales	$725,881	$701,017	$1,402,572	$1,383,179
Gross profit	220,733	214,564	419,878	424,204
Operating income	70,364	101,506	163,359	194,084
Net earnings attributable to Valmont Industries, Inc.	45,600	61,753	105,586	121,222

The combined financial information as of June 28, 2025 and December 28, 2024 was as follows:

	June 28,	December 28,
Dollars in thousands	2025	2024
Current assets	$842,324	$805,713
Non-current assets	802,574	835,197
Current liabilities	450,810	470,652
Non-current liabilities	1,136,640	1,091,773

As of June 28, 2025 and December 28, 2024, non-current assets included a receivable from non-guarantor subsidiaries of $56,886 and $90,938, respectively. As of June 28, 2025 and December 28, 2024, non-current liabilities included a payable to non-guarantor subsidiaries of $281,343 and $243,465, respectively.

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

The calculation of Adjusted EBITDA for the four fiscal quarters ended June 28, 2025 was as follows:

Four fiscal quarters ended
June 28,
Dollars in thousands	2025
Net cash flows from operating activities	$651,274
Interest expense	47,313
Income tax expense	110,002
Impairment of long-lived assets	(91,337)
Deferred income taxes	27,661
Redeemable noncontrolling interests	(455)
Net periodic pension cost	(852)
Contribution to defined benefit pension plan	3,082
Changes in assets and liabilities	(211,143)
Other	(12,480)
Impairment of long-lived assets	91,337
Realignment charges	9,794
Other non-recurring charges	3,918
Pro forma divestitures adjustment	(761)
Adjusted EBITDA	$627,353

Four fiscal quarters ended
June 28,
Dollars in thousands	2025
Net earnings attributable to Valmont Industries, Inc.	$243,962
Interest expense	47,313
Income tax expense	110,002
Depreciation and amortization	92,650
Stock-based compensation	29,138
Impairment of long-lived assets	91,337
Realignment charges	9,794
Other non-recurring charges	3,918
Pro forma divestitures adjustment	(761)
Adjusted EBITDA	$627,353

The calculation of the leverage ratio as of June 28, 2025 was as follows:

June 28,
Dollars in thousands	2025
Interest-bearing debt, excluding origination fees and discounts of $25,256	$755,918
Less: Cash and cash equivalents in excess of $50,000	158,533
Net indebtedness	$597,385
Adjusted EBITDA	627,353
Leverage ratio	0.95

FINANCIAL OBLIGATIONS AND COMMITMENTS

There were no material changes in the Company’s financial obligations and commitments during the twenty-six weeks ended June 28, 2025. For additional information on the Company’s financial obligations and commitments, refer to the “Cash Uses” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in the Company’s critical accounting estimates during the twenty-six weeks ended June 28, 2025. For additional information on the Company’s critical accounting estimates, refer to the “Critical Accounting Estimates” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the twenty-six weeks ended June 28, 2025. For additional information on the Company’s market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on the Company’s legal proceedings, refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024, and Note 9 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

General Risks

If our internal control over financial reporting is found to be ineffective, our operating results could be adversely affected.

Our internal control over financial reporting is subject to inherent limitations, including human error, the circumvention or override of controls, and fraud. Even effective internal controls can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The complexity of our business, including diversified product lines across multiple jurisdictions, the use of multiple enterprise resource planning systems, and complex revenue recognition requirements, further increases the challenge of maintaining effective internal controls. If we fail to maintain our internal control over financial reporting, or if we experience deficiencies or delays in implementing necessary improvements, it could have a negative impact on our operating results.

For additional information on the Company’s risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs (1)
March 30, 2025 to April 26, 2025	280,161	$270.01	280,161	$690,388,000
April 27, 2025 to May 31, 2025	64,000	311.02	64,000	670,481,000
June 1, 2025 to June 28, 2025	13,818	321.91	13,818	666,032,000
Total	357,979	$279.35	357,979	$666,032,000
(1)	In May 2014, we announced a capital allocation philosophy that included a share repurchase program. The Board of Directors initially authorized the repurchase of up to $500.0 million of the Company’s outstanding common stock over twelve-month period, at prevailing market prices, through either open market or privately negotiated transactions. The Board expanded this authorization in February 2015 and again in October 2018, each time adding $250.0 million with no expiration date. In February 2023, the Board of Directors increased the program by an additional $400.0 million, also with no stated expiration date. In February 2025, the Board authorized a further $700.0 million increase, again with no expiration date. As of June 28, 2025, we have repurchased 8,593,676 shares for approximately $1.4 billion under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Separation Agreement and Release between John T. Donahue and Valmont Industries, Inc. dated May 14, 2025. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated May 14, 2025 and is incorporated herein by reference.

10.2

Separation Agreement and Release between Diane M. Larkin and Valmont Industries, Inc. dated May 14, 2025. This document was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated May 14, 2025 and is incorporated herein by reference.

10.3

Third Amended and Restated Credit Agreement, dated as of July 10, 2025, among the Company, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as Borrowers, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other lenders party thereto. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated July 10, 2025 and is incorporated herein by reference.

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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

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

Dated the 30th day of July 2025.