Form 10-Q
period 2025-09-27
VALMONT INDUSTRIES INC
filed 2025-10-28
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

As of October 24, 2025, there were 19,699,639 shares of the registrant’s common stock outstanding.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024	3
	Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024	4
	Condensed Consolidated Balance Sheets as of September 27, 2025 and December 28, 2024	5
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 27, 2025 and September 28, 2024	6
	Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

Signatures		38

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Product sales	$928,106	$922,062	$2,745,966	$2,725,219
Service sales	117,874	98,113	319,876	312,521
Net sales	1,045,980	1,020,175	3,065,842	3,037,740
Product cost of sales	655,859	659,805	1,945,931	1,916,751
Service cost of sales	71,875	58,677	189,396	192,798
Total cost of sales	727,734	718,482	2,135,327	2,109,549
Gross profit	318,246	301,693	930,515	928,191
Selling, general, and administrative expenses	176,790	175,958	531,248	523,595
Impairment of long-lived assets	—	—	91,337	—
Realignment charges	—	—	8,884	—
Operating income	141,456	125,735	299,046	404,596
Other income (expenses):
Interest expense	(9,738)	(14,313)	(30,396)	(46,380)
Interest income	1,588	2,080	6,550	5,358
Gain on deferred compensation investments	1,187	1,160	2,730	3,116
Other	(2,956)	(2,307)	(9,361)	(3,662)
Total other expenses	(9,919)	(13,380)	(30,477)	(41,568)
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	131,537	112,355	268,569	363,028
Income tax expense (benefit):
Current	22,872	46,133	78,507	106,738
Deferred	7,552	(16,409)	4,996	(15,959)
Total income tax expense	30,424	29,724	83,503	90,779
Earnings before equity in loss of nonconsolidated subsidiaries	101,113	82,631	185,066	272,249
Equity in loss of nonconsolidated subsidiaries	(21)	(21)	(602)	(60)
Net earnings	101,092	82,610	184,464	272,189
Loss (earnings) attributable to redeemable noncontrolling interests	(2,061)	458	(2,192)	(1,583)
Net earnings attributable to Valmont Industries, Inc.	$99,031	$83,068	$182,272	$270,606
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$5.02	$4.13	$7.85	$13.43
Diluted	4.98	4.11	7.80	13.34

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net earnings	$101,092	$82,610	$184,464	$272,189
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(1,186)	33,314	58,403	(6,872)
Hedging activities:
Unrealized gain (loss) on commodity hedges	147	(732)	1,004	(2,791)
Realized loss (gain) on commodity hedges included in net earnings	(474)	1,163	(177)	744
Unrealized loss (gain) on cross currency swaps	377	(2,140)	(5,929)	(1,129)
Amortization cost included in interest expense	(12)	(12)	(36)	(36)
Total hedging activities	38	(1,721)	(5,138)	(3,212)
Net realized loss on defined benefit pension plan	354	396	1,048	1,158
Total other comprehensive income (loss), net of tax	(794)	31,989	54,313	(8,926)
Comprehensive income	100,298	114,599	238,777	263,263
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(2,030)	138	(3,017)	(1,581)
Comprehensive income attributable to Valmont Industries, Inc.	$98,268	$114,737	$235,760	$261,682

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	September 27,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$226,107	$164,315
Receivables, less allowance of $48,504 and $30,408, respectively	614,670	654,360
Inventories	591,351	590,263
Contract assets	229,372	187,257
Prepaid expenses and other current assets	95,498	87,197
Total current assets	1,756,998	1,683,392
Property, plant, and equipment, at cost	1,597,295	1,502,017
Less accumulated depreciation	(954,408)	(913,045)
Property, plant, and equipment, net	642,887	588,972
Goodwill	569,961	623,847
Other intangible assets, net	123,417	134,082
Defined benefit pension asset	53,370	46,520
Other non-current assets	221,366	253,159
Total assets	$3,367,999	$3,329,972

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$571	$692
Notes payable to banks	—	1,669
Accounts payable	377,259	372,197
Accrued employee compensation and benefits	113,354	143,028
Contract liabilities	81,116	126,932
Other accrued expenses	156,716	132,379
Income taxes payable	36,172	22,509
Dividends payable	13,396	12,019
Total current liabilities	778,584	811,425
Deferred income taxes	7,097	6,344
Long-term debt, excluding current installments	730,094	729,941
Operating lease liabilities	127,619	134,534
Deferred compensation	34,838	33,302
Other non-current liabilities	22,549	20,813
Total liabilities	1,700,781	1,736,359
Redeemable noncontrolling interests	71,468	51,519
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	3,044,019	2,940,838
Accumulated other comprehensive loss	(279,287)	(332,775)
Treasury stock	(1,196,882)	(1,093,869)
Total shareholders’ equity	1,595,750	1,542,094
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,367,999	$3,329,972

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine weeks ended
	September 27,	September 28,
	2025	2024
Cash flows from operating activities:
Net earnings	$184,464	$272,189
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	65,429	70,541
Contribution to defined benefit pension plan	(3,155)	(19,539)
Impairment of long-lived assets	91,337	—
Stock-based compensation	19,396	21,665
Net periodic pension cost	800	482
Loss on sale of property, plant, and equipment	119	474
Equity in loss of nonconsolidated subsidiaries	602	60
Deferred income taxes	4,996	(15,959)
Changes in assets and liabilities:
Receivables	60,067	(65,013)
Inventories	12,568	44,041
Contract assets	(42,238)	(7,310)
Prepaid expenses and other assets (current and non-current)	14,284	(6,955)
Accounts payable	(6,731)	(3,728)
Contract liabilities (current and non-current)	(51,590)	66,227
Accrued expenses	(11,483)	(6,413)
Income taxes payable	1,649	23,766
Other non-current liabilities	4,729	4,736
Net cash flows from operating activities	345,243	379,264
Cash flows from investing activities:
Purchases of property, plant, and equipment	(104,230)	(53,833)
Proceeds from sales of assets	1,562	383
Proceeds from property damage insurance claims	772	—
Other, net	(2,415)	(1,649)
Net cash flows from investing activities	(104,311)	(55,099)
Cash flows from financing activities:
Proceeds from short-term borrowings	2,840	7,436
Repayments on short-term borrowings	(4,492)	(9,335)
Proceeds from long-term borrowings	130,000	30,009
Principal repayments on long-term borrowings	(130,531)	(240,522)
Proceeds from settlement of financial derivatives	—	2,711
Dividends paid	(39,085)	(36,337)
Dividends to redeemable noncontrolling interests	(698)	(664)
Purchases of redeemable noncontrolling interests	(14,624)	(17,745)
Repurchases of common stock	(125,839)	(55,069)
Proceeds from exercises under stock plans	6,354	4,567
Tax withholdings on exercises under stock plans	(8,265)	(8,492)
Other, net	(1,829)	(2,436)
Net cash flows from financing activities	(186,169)	(325,877)
Effect of exchange rate changes on cash and cash equivalents	7,029	(852)
Net change in cash and cash equivalents	61,792	(2,564)
Cash and cash equivalents—beginning of period	164,315	203,041
Cash and cash equivalents—end of period	$226,107	$200,477

Supplemental disclosures of cash flow information:
Interest paid	$19,724	$35,973
Income taxes paid	68,143	84,548

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 28, 2024	$27,900	$—	$2,940,838	$(332,775)	$(1,093,869)	$1,542,094	$51,519
Net earnings (loss)	—	—	87,261	—	—	87,261	(598)
Other comprehensive income (loss), net of tax	—	—	—	22,676	—	22,676	(424)
Cash dividends declared ($0.68 per share)	—	—	(13,647)	—	—	(13,647)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(698)
Fair value adjustment on redeemable noncontrolling interests	—	—	(7,100)	—	—	(7,100)	7,100
Stock option and incentive plans	—	—	(8,306)	—	12,024	3,718	—
Balance as of March 29, 2025	$27,900	$—	$2,999,046	$(310,099)	$(1,081,845)	$1,635,002	$56,899
Net earnings (loss)	—	—	(4,020)	—	—	(4,020)	729
Other comprehensive income, net of tax	—	—	—	31,575	—	31,575	1,280
Cash dividends declared ($0.68 per share)	—	—	(13,419)	—	—	(13,419)	—
Fair value adjustment on redeemable noncontrolling interests	—	—	1,089	—	—	1,089	(1,089)
Change in redemption value of noncontrolling interests	—	—	(26,243)	—	—	(26,243)	26,243
Repurchases of common stock; 357,979 shares acquired	—	—	—	—	(100,855)	(100,855)	—
Stock option and incentive plans	—	—	(91)	—	5,917	5,826	—
Balance as of June 28, 2025	$27,900	$—	$2,956,362	$(278,524)	$(1,176,783)	$1,528,955	$84,062
Net earnings	—	—	99,031	—	—	99,031	2,061
Other comprehensive loss, net of tax	—	—	—	(763)	—	(763)	(31)
Cash dividends declared ($0.68 per share)	—	—	(13,396)	—	—	(13,396)	—
Purchases of redeemable noncontrolling interests	—	—	—	—	—	—	(14,624)
Repurchases of common stock; 69,005 shares acquired	—	—	—	—	(26,018)	(26,018)	—
Stock option and incentive plans	—	—	2,022	—	5,919	7,941	—
Balance as of September 27, 2025	$27,900	$—	$3,044,019	$(279,287)	$(1,196,882)	$1,595,750	$71,468

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 30, 2023	$27,900	$—	$2,643,606	$(273,236)	$(1,043,990)	$1,354,280	$62,792
Net earnings	—	—	87,822	—	—	87,822	607
Other comprehensive loss, net of tax	—	—	—	(21,975)	—	(21,975)	(157)
Cash dividends declared ($0.60 per share)	—	—	(12,113)	—	—	(12,113)	—
Purchases of redeemable noncontrolling interests	—	(147)	—	—	—	(147)	(17,598)
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(664)
Repurchases of common stock; 96,224 shares acquired	—	21,074	—	—	(21,124)	(50)	—
Stock option and incentive plans	—	(15,259)	—	—	16,733	1,474	—
Balance as of March 30, 2024	$27,900	$5,668	$2,719,315	$(295,211)	$(1,048,381)	$1,409,291	$44,980
Net earnings	—	—	99,716	—	—	99,716	1,434
Other comprehensive loss, net of tax	—	—	—	(18,618)	—	(18,618)	(165)
Cash dividends declared ($0.60 per share)	—	—	(12,098)	—	—	(12,098)	—
Repurchases of common stock; 59,186 shares acquired	—	—	—	—	(15,061)	(15,061)	—
Stock option and incentive plans	—	(533)	—	—	8,784	8,251	—
Balance as of June 29, 2024	$27,900	$5,135	$2,806,933	$(313,829)	$(1,054,658)	$1,471,481	$46,249
Net earnings (loss)	—	—	83,068	—	—	83,068	(458)
Other comprehensive income, net of tax	—	—	—	31,669	—	31,669	320
Cash dividends declared ($0.60 per share)	—	—	(12,021)	—	—	(12,021)	—
Repurchases of common stock; 140,562 shares acquired	—	—	—	—	(40,519)	(40,519)	—
Stock option and incentive plans	—	4,586	—	—	3,429	8,015	—
Balance as of September 28, 2024	$27,900	$9,721	$2,877,980	$(282,160)	$(1,091,748)	$1,541,693	$46,111

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

As of September 27, 2025 and December 28, 2024, inventories consisted of the following:

	September 27,	December 28,
	2025	2024
Raw materials and purchased parts	$271,317	$231,811
Work in process	35,245	35,466
Finished and manufactured goods	284,789	322,986
Total inventories	$591,351	$590,263

Geographical Markets

Earnings (loss) before income taxes and equity in loss of nonconsolidated subsidiaries for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
United States	$126,577	$78,520	$299,695	$259,463
Foreign	4,960	33,835	(31,126)	103,565
Earnings before income taxes and equity in loss of nonconsolidated subsidiaries	$131,537	$112,355	$268,569	$363,028

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

The components of the net periodic pension cost for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Interest cost	$5,706	$5,445	$16,872	$15,929
Expected return on plan assets	(5,908)	(5,808)	(17,470)	(16,991)
Amortization of prior service costs	135	132	399	386
Amortization of net actuarial loss	338	396	999	1,158
Net periodic pension cost	$271	$165	$800	$482

Stock Plans

The Company administers stock-based compensation plans that have been approved by its shareholders. Under these plans, the Human Resources Committee of the Board of Directors is authorized to grant various types of awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, and common stock bonuses. As of September 27, 2025, 1,456,132 shares of common stock remained available for issuance under the plans.

Stock options granted under the plans have an exercise price equal to the closing market price on the date of the grant. Options vest beginning on the first anniversary of the grant date, either in equal amounts over three years or fully on the grant’s fifth anniversary. The expiration of grants ranges from seven to ten years from the date of the award. Restricted stock units and awards typically vest in equal installments over three years, beginning on the first anniversary of the grant.

For the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, the Company recorded stock-based compensation expenses (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Earnings) and associated tax benefits as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Stock-based compensation	$6,019	$7,557	$19,396	$21,665
Income tax benefits	1,504	1,889	4,849	5,416

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

Mutual Funds: The Company has short-term investments in various mutual funds.

	Carrying Value	Fair Value Measurement Using:
	September 27, 2025	Level 1	Level 2	Level 3
Deferred compensation investments	$28,656	$28,656	$—	$—
Derivative financial instruments, net	(5,080)	—	(5,080)	—
Cash and cash equivalents—mutual funds	9,641	9,641	—	—

	Carrying Value	Fair Value Measurement Using:
	December 28, 2024	Level 1	Level 2	Level 3
Deferred compensation investments	$27,379	$27,379	$—	$—
Derivative financial instruments, net	1,320	—	1,320	—
Cash and cash equivalents—mutual funds	11,063	11,063	—	—

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

Comprehensive Income

Comprehensive income consists of net earnings, foreign currency translation adjustments, certain derivative-related activities, and changes in prior service costs and net actuarial losses related to the pension plan. The results of operations for

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

foreign subsidiaries are translated using average exchange rates for the reporting period, while assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. As of September 27, 2025 and December 28, 2024, the accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	September 27,	December 28,
	2025	2024
Foreign currency translation adjustments	$(248,581)	$(306,159)
Hedging activities	16,212	21,350
Defined benefit pension plan	(46,918)	(47,966)
Accumulated other comprehensive loss	$(279,287)	$(332,775)

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

Most customers are invoiced upon shipment or delivery of goods to their specified locations. Contract assets are recognized as revenue is earned over time and are reduced when the customer is invoiced. As of September 27, 2025 and December 28, 2024, the Company’s contract assets totaled $229,372 and $187,257, respectively, and were recorded as “Contract assets” in the Condensed Consolidated Balance Sheets.

Certain customers are invoiced through advance or progress billings. When the progress toward performance obligations is less than the amount billed to the customer, the excess is recorded as a contract liability. As of September 27, 2025, total contract liabilities were $81,445, with $81,116 recorded as “Contract liabilities” and $329 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of December 28, 2024, total contract liabilities were $130,696, with $126,932 recorded as “Contract liabilities” and $3,764 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. Additional details are as follows:

●	During the thirteen and thirty-nine weeks ended September 27, 2025, the Company recognized $44,525 and $101,468 in revenue, respectively, from amounts included in contract liabilities as of December 28, 2024. This revenue reflects advance payments applied to performance obligations completed during the respective periods.
●	During the thirteen and thirty-nine weeks ended September 28, 2024, the Company recognized $5,269 and $46,778 in revenue, respectively, from amounts included in contract liabilities as of December 30, 2023. This revenue reflects advance payments applied to performance obligations completed during the respective periods.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

●	As of September 27, 2025, the Company had $329 in remaining performance obligations on contracts with an original expected duration of one year or more. These obligations are expected to be fulfilled within the next 12 to 24 months.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

For any invoices not sold under the supplier finance program, the financial institution pays the supplier on the invoice’s due date. The invoice amounts and scheduled payment terms remain unchanged, regardless of whether the supplier decides to sell under these arrangements. Payments related to these obligations are included in “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. As of September 27, 2025 and December 28, 2024, outstanding payment obligations under the Company’s supplier finance program (included in “Accounts payable” in the Condensed Consolidated Balance Sheets) were as follows:

	September 27,	December 28,
	2025	2024
Confirmed obligations outstanding—beginning of period	$45,602	$41,916
Invoices confirmed	205,305	216,731
Confirmed invoices paid	(190,102)	(213,045)
Confirmed obligations outstanding—end of period	$60,805	$45,602

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features that are not solely within the Company’s control are classified as redeemable noncontrolling interests. The Company has redeemable noncontrolling interests in certain entities. A noncontrolling interest holder can require the Company to purchase their remaining ownership, referred to as a put right. Likewise, the Company can require a noncontrolling interest holder to sell to the Company their remaining ownership, known as a call option. The redemption amount and effective date of these rights vary according to the applicable operating agreements, with some redeemable at fair value and some redeemable at amounts other than fair value.

As a result of these redemption features, the Company records the noncontrolling interests as redeemable and classifies the balances in temporary equity in the Condensed Consolidated Balance Sheets, initially at their acquisition-date fair values. The Company adjusts the redeemable noncontrolling interests each reporting period for the net earnings attributable to the noncontrolling interests and any applicable redemption value adjustments. Redemption value adjustments are offset against retained earnings. Earnings used in the computation of earnings per share for the reported period are impacted by redemption value adjustments for noncontrolling interests redeemable at amounts other than fair value.

During the thirteen weeks ended June 28, 2025, the Company recorded a $26,243 change in the redemption value of redeemable noncontrolling interest related to the Company’s joint venture agriculture solar business, which was reflected in “Shareholders’ equity” and “Redeemable noncontrolling interests.” This represented a change in redemption value that was treated as an adjustment to net earnings for purposes of calculating earnings per share. The Company determined that the change in redemption value included the correction of a prior-year error in the determination of the redemption value of redeemable noncontrolling interest totaling $21,792. This correction increased diluted loss per share by $1.10 for the thirteen weeks ended June 28, 2025 and decreased diluted earnings per share by $1.09 for the thirty-nine weeks ended September 27, 2025. The Company concluded that the correction was not material to the period or to any previously issued financial statements.

As of September 27, 2025 and December 28, 2024, the redeemable noncontrolling interests were $71,468 and $51,519, respectively. The final amounts paid for these interests may vary significantly, as the redemption amounts are contingent on the future operational results of the respective businesses.

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

The Company’s capital allocation philosophy includes a share repurchase program. In May 2014, the Company authorized the repurchase of up to $500,000 of the Company’s outstanding common stock over a twelve-month period, at

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

prevailing market prices, either through open market or privately negotiated transactions. The Board subsequently expanded this authorization in February 2015 and October 2018, each time adding $250,000 with no expiration date. In February 2023, the Board increased the program by an additional $400,000. In February 2025, the Board increased the amount authorized under the program by an additional $700,000, with no stated expiration date, bringing the total authorization to $2,100,000. As of September 27, 2025, the Company had repurchased 8,662,681 shares for $1,459,800 under this program.

Income Taxes

In the third quarter of fiscal 2025, on July 4, 2025, federal tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation includes a broad range of tax reform provisions. The Company recognized the impacts of the 2025 provisions, including those related to the timing of deductions for depreciation and research and experimentation costs, in its third quarter 2025 financial statements. Certain provisions of OBBBA will become effective in 2026 and subsequent years. While the legislation is not expected to have a material impact on the Company’s consolidated results of operations, the Company continues to evaluate the potential effects of OBBBA on future periods.

Long-Term Debt

In the third quarter of fiscal 2025, the Company renewed the revolving credit facility, extending the maturity date to July 2030. As a part of the renewal, the facility maintained $800,000 of committed capacity and the same pricing, but the uncommitted accordion feature available under the facility increased from $300,000 to $400,000; the 10-basis-point secured overnight financing rate adjustment was eliminated from the interest rate calculation; and the commitment fee on the average daily unused portion was reduced and now ranges from 9 to 20 basis points, based on the Company’s credit rating.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update amends certain aspects of the accounting for and disclosure of software costs. The guidance will be adopted prospectively for the Form 10-K for the fiscal year ending December 25, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements and related disclosures.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(2) ACQUISITIONS

Acquisitions of Redeemable Noncontrolling Interests

In the third quarter of fiscal 2025, following the exercise of put options by the minority shareholders, the Company acquired an additional approximately 30% ownership interest of Valmont Irrigation Argentina B.V. for $14,624. In the first quarter of fiscal 2024, the Company acquired an additional approximately 9% ownership interest of ConcealFab, Inc. for $7,227 and the remaining ownership interest of Valmont Substations, LLC for $10,518. These transactions involved acquiring additional shares of consolidated subsidiaries without resulting in changes in control.

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

(4) REALIGNMENT ACTIVITIES

During the second quarter of fiscal 2025, the Company completed a targeted organizational realignment to better align operations and commercial teams, reduce layers of management, and enhance the speed and agility of decision-making across the business. These actions resulted in pre-tax cash charges of $9,794, of which $910 was included in “Product cost of sales” in the Condensed Consolidated Statements of Earnings.

During the second quarter of fiscal 2025, the Company recorded the following pre-tax expenses related to realignment activities:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$2,336	$2,886	$4,572	$9,794

Changes in liabilities recorded related to realignment activities were as follows:

	Balance as of	Recognized	Costs Paid or	Balance as of
	December 28,	Realignment	Otherwise	September 27,
	2024	Expense	Settled	2025
Severance and other employee benefit costs	$—	$9,794	$(5,497)	$4,297

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of September 27, 2025 and December 28, 2024, the carrying amounts of goodwill by segment were as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 28, 2024	$470,988	$322,241	$793,229
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of December 28, 2024	421,606	202,241	623,847
Impairment	(64,869)	—	(64,869)
Foreign currency translation	9,964	1,019	10,983
Balance as of September 27, 2025	$366,701	$203,260	$569,961

	Infrastructure	Agriculture	Total
Gross balance as of September 27, 2025	$480,952	$323,260	$804,212
Accumulated impairment losses	(114,251)	(120,000)	(234,251)
Balance as of September 27, 2025	$366,701	$203,260	$569,961

In the third quarter of fiscal 2025, the Company performed its annual goodwill impairment assessment utilizing a quantitative test on all of its reporting units using a measurement date of August 30, 2025. The fair values of the reporting units were estimated using a discounted cash flow analysis, which required the Company to estimate the future cash flows as well as select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. The estimated fair value of all reporting units exceeded their respective carrying value and no impairments were recorded.

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

Other Intangible Assets

As of September 27, 2025 and December 28, 2024, the components of other intangible assets were as follows:

	September 27, 2025		December 28, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$218,843	$162,804	$230,063	$166,516
Patents and proprietary technology	28,032	15,881	26,225	13,829
Trade names	—	—	2,870	2,654
Other	614	572	4,430	4,245
Non-amortizing intangible assets:
Trade names	55,185	—	57,738	—
	$302,674	$179,257	$321,326	$187,244

The weighted-average life of amortizing intangible assets is approximately four years. Amortization expenses were $2,788 and $8,628 for the thirteen and thirty-nine weeks ended September 27, 2025, respectively, and $3,112 and $10,183 for

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

the thirteen and thirty-nine weeks ended September 28, 2024, respectively. Amortization expense is expected to average $9,133 annually over the next five fiscal years, based on amortizing intangible assets reported as of September 27, 2025.

The Company’s indefinite-lived trade names were tested for impairment as of August 30, 2025. The values of each trade name were determined using the relief-from-royalty method. Based on this evaluation, no trade names were determined to be impaired.

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

(6) EARNINGS PER SHARE

The table below provides a reconciliation between the net earnings attributable to Valmont Industries, Inc. and the weighted average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net earnings attributable to Valmont Industries, Inc.
Net earnings attributable to Valmont Industries, Inc.	$99,031	$83,068	$182,272	$270,606
Change in redemption value of redeemable noncontrolling interests	—	—	(26,243)	—
Net earnings attributable to Valmont Industries, Inc. including change in redemption value of redeemable noncontrolling interests	$99,031	$83,068	$156,029	$270,606
Weighted average shares outstanding (in thousands):
Basic	19,736	20,092	19,864	20,152
Dilutive effect of various stock awards	140	142	137	131
Diluted	19,876	20,234	20,001	20,283
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$5.02	$4.13	$7.85	$13.43
Dilutive effect of various stock awards	(0.04)	(0.02)	(0.05)	(0.09)
Diluted	$4.98	$4.11	$7.80	$13.34

As of September 27, 2025 and September 28, 2024, there were no outstanding stock options and 22,600 outstanding stock options, respectively, with exercise prices that exceeded the average market price of common stock during the respective periods. As such, these options were anti-dilutive and were excluded from the computation of diluted earnings per share.

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

The fair value of derivative instruments as of September 27, 2025 and December 28, 2024 was as follows:

	Condensed Consolidated	September 27,	December 28,
Derivatives designated as hedging instruments:	Balance Sheets location	2025	2024
Commodity contracts	Prepaid expenses and other current assets	$1,485	$617
Commodity contracts	Other accrued expenses	(98)	(371)
Cross-currency swap contracts	Prepaid expenses and other current assets	651	1,074
Cross-currency swap contracts	Other accrued expenses	(7,118)	—
		$(5,080)	$1,320

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 were as follows:

	Condensed Consolidated	Thirteen weeks ended		Thirty-nine weeks ended
Derivatives designated	Statements of	September 27,	September 28,	September 27,	September 28,
as hedging instruments:	Earnings location	2025	2024	2025	2024
Commodity contracts	Product cost of sales	$632	$(1,552)	$236	$(993)
Interest rate hedge amortization	Interest expense	(16)	(16)	(48)	(48)
Cross-currency swap contracts	Interest expense	444	248	1,017	934
		$1,060	$(1,320)	$1,205	$(107)

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts to hedge variability in cash flows related to future purchases. Gains (losses) realized upon settlement are recorded in “Product cost of sales” in the Condensed Consolidated Statements of Earnings in the period in which the hedged items are consumed. As of September 27, 2025, the details of these contracts were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$11,055	13,250 short tons	September 2025 to December 2025
Natural gas	787	205,000 MMBtu	October 2025 to December 2026
Ultra-low-sulfur diesel fuel	10,490	4,788,000 gallons	September 2025 to June 2027
Zinc	7,791	2,880 metric tons	January 2026 to December 2027

Net Investment Hedges

To manage foreign currency risk associated with its foreign currency investments and reduce interest expenses, the Company uses fixed-for-fixed cross-currency swaps (“CCS”). These swaps convert U.S. dollar-denominated principal and interest payments on a portion of its 5.00% senior unsecured notes due in 2044 into foreign-currency‑denominated payments. Interest payments are exchanged biannually on April 1 and October 1.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

The Company designated the full notional amounts of its CCS as net investment hedges for certain subsidiaries under the spot method. Changes in fair value of the CCS attributable to spot exchange rates are recorded as cumulative foreign currency translation within AOCI, while net interest receipts reduce interest expense over the life of the CCS. Key terms as of September 27, 2025 were as follows:

	Notional		Swapped	Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Canadian dollar	$40,000	October 1, 2028	4.0900%	C$	54,776
Chinese yuan	$30,000	October 1, 2032	3.1125%		¥215,640
Euro	$80,000	April 1, 2029	3.4610%		€74,509

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

In the fourth quarter of fiscal 2024, the Company realigned management’s reporting structure for certain composite structure sales and, accordingly, revised its presentation of sales across product lines to reflect how the product is currently managed. The reporting for the thirteen and thirty-nine weeks ended September 28, 2024 was adjusted to conform to the realigned presentation. As a result, Utility product line sales increased and Lighting and Transportation product line sales decreased by $6,684 and $26,879 for the thirteen and thirty-nine weeks ended September 28, 2024, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Summary by Business Segment

	Thirteen weeks ended September 27, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$808,285	$241,338	$1,049,623
Intersegment sales	(1,723)	(1,920)	(3,643)
Net sales	806,562	239,418	1,045,980
Cost of sales	567,136	160,598	727,734
Gross profit	239,426	78,820	318,246
Selling, general, and administrative expenses (a)	96,049	55,631	151,680
Segment operating income	$143,377	$23,189	166,566
Unallocated corporate expenses			25,110
Total operating income			$141,456

	Thirteen weeks ended September 28, 2024
	Infrastructure	Agriculture	Consolidated
Sales	$758,579	$265,286	$1,023,865
Intersegment sales	(2,209)	(1,481)	(3,690)
Net sales	756,370	263,805	1,020,175
Cost of sales	533,037	185,445	718,482
Gross profit	223,333	78,360	301,693
Selling, general, and administrative expenses (a)	99,676	49,467	149,143
Segment operating income	$123,657	$28,893	152,550
Unallocated corporate expenses			26,815
Total operating income			$125,735

	Thirty-nine weeks ended September 27, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$2,280,031	$798,029	$3,078,060
Intersegment sales	(6,886)	(5,332)	(12,218)
Net sales	2,273,145	792,697	3,065,842
Cost of sales	1,592,961	542,366	2,135,327
Gross profit	680,184	250,331	930,515
Selling, general, and administrative expenses (a)	302,899	149,987	452,886
Impairment of long-lived assets	89,356	1,981	91,337
Realignment charges	1,426	2,886	4,312
Segment operating income	$286,503	$95,477	381,980
Unallocated corporate expenses			78,362
Corporate realignment charges			4,572
Total operating income			$299,046

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirty-nine weeks ended September 28, 2024
	Infrastructure	Agriculture	Consolidated
Sales	$2,244,935	$805,724	$3,050,659
Intersegment sales	(7,402)	(5,517)	(12,919)
Net sales	2,237,533	800,207	3,037,740
Cost of sales	1,564,180	545,369	2,109,549
Gross profit	673,353	254,838	928,191
Selling, general, and administrative expenses (a)	298,251	145,001	443,252
Segment operating income	$375,102	$109,837	484,939
Unallocated corporate expenses			80,343
Total operating income			$404,596
(a)	Selling, general, and administrative expenses for each reportable segment includes compensation, certain allocated overhead expenses including information technology and enterprise resource planning, commissions, incentives, depreciation and amortization expense, and research and development.

	Thirteen weeks ended September 27, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$656,285	$111,334	$(3,638)	$763,981
International	152,000	130,004	(5)	281,999
Total sales	$808,285	$241,338	$(3,643)	$1,045,980

Product line:
Utility	$391,901	$—	$—	$391,901
Lighting and Transportation	215,072	—	—	215,072
Coatings	96,561	—	(1,718)	94,843
Telecommunications	88,097	—	—	88,097
Solar	16,654	—	(5)	16,649
Irrigation Equipment and Parts	—	220,963	(1,920)	219,043
Technology Products and Services	—	20,375	—	20,375
Total sales	$808,285	$241,338	$(3,643)	$1,045,980

	Thirteen weeks ended September 28, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$599,705	$119,973	$(3,684)	$715,994
International	158,874	145,313	(6)	304,181
Total sales	$758,579	$265,286	$(3,690)	$1,020,175

Product line:
Utility	$349,085	$—	$—	$349,085
Lighting and Transportation	222,535	—	—	222,535
Coatings	88,046	—	(2,201)	85,845
Telecommunications	64,288	—	—	64,288
Solar	34,625	—	(8)	34,617
Irrigation Equipment and Parts	—	243,368	(1,481)	241,887
Technology Products and Services	—	21,918	—	21,918
Total sales	$758,579	$265,286	$(3,690)	$1,020,175

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirty-nine weeks ended September 27, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,849,918	$391,292	$(12,079)	$2,229,131
International	430,113	406,737	(139)	836,711
Total sales	$2,280,031	$798,029	$(12,218)	$3,065,842

Product line:
Utility	$1,086,582	$—	$—	$1,086,582
Lighting and Transportation	625,628	—	—	625,628
Coatings	269,707	—	(6,747)	262,960
Telecommunications	240,111	—	—	240,111
Solar	58,003	—	(139)	57,864
Irrigation Equipment and Parts	—	727,230	(5,332)	721,898
Technology Products and Services	—	70,799	—	70,799
Total sales	$2,280,031	$798,029	$(12,218)	$3,065,842

	Thirty-nine weeks ended September 28, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,750,420	$441,198	$(12,836)	$2,178,782
International	494,515	364,526	(83)	858,958
Total sales	$2,244,935	$805,724	$(12,919)	$3,037,740

Product line:
Utility	$1,017,623	$—	$—	$1,017,623
Lighting and Transportation	667,998	—	—	667,998
Coatings	266,710	—	(7,321)	259,389
Telecommunications	176,649	—	—	176,649
Solar	115,955	—	(81)	115,874
Irrigation Equipment and Parts	—	730,798	(5,517)	725,281
Technology Products and Services	—	74,926	—	74,926
Total sales	$2,244,935	$805,724	$(12,919)	$3,037,740

	September 27,	December 28,
	2025	2024
ASSETS:
Infrastructure	$2,288,536	$2,181,345
Agriculture	831,854	876,486
Total segment assets	3,120,390	3,057,831
Unallocated corporate assets	247,609	272,141
Total assets	$3,367,999	$3,329,972

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
CAPITAL EXPENDITURES:
Infrastructure	$37,794	$16,719	$92,167	$46,911
Agriculture	3,410	2,682	8,856	5,200
Total segment capital expenditures	41,204	19,401	101,023	52,111
Unallocated corporate capital expenditures	720	1,104	3,207	1,722
Total capital expenditures	$41,924	$20,505	$104,230	$53,833

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
DEPRECIATION AND AMORTIZATION:
Infrastructure	$16,176	$16,900	$47,645	$49,301
Agriculture	3,412	4,884	11,464	14,390
Total segment depreciation and amortization expense	19,588	21,784	59,109	63,691
Unallocated corporate depreciation and amortization expense	2,060	2,231	6,320	6,850
Total depreciation and amortization expense	$21,648	$24,015	$65,429	$70,541

A breakdown of revenue recognized over time and at a point in time by segment for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 is as follows:

	Thirteen weeks ended September 27, 2025			Thirty-nine weeks ended September 27, 2025
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$421,863	$384,699	$806,562	$1,211,587	$1,061,558	$2,273,145
Agriculture	230,178	9,240	239,418	767,881	24,816	792,697
Total net sales	$652,041	$393,939	$1,045,980	$1,979,468	$1,086,374	$3,065,842

	Thirteen weeks ended September 28, 2024			Thirty-nine weeks ended September 28, 2024
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$421,042	$335,328	$756,370	$1,241,229	$996,304	$2,237,533
Agriculture	254,854	8,951	263,805	776,625	23,582	800,207
Total net sales	$675,896	$344,279	$1,020,175	$2,017,854	$1,019,886	$3,037,740

(9) CONTINGENCIES

The Company is party to certain legal proceedings and claims arising in the normal course of business. This includes a litigation matter currently on appeal in Brazil related to its operations in the Agriculture market. As of September 27, 2025, the Company has accrued $7,988 related to this matter, which is included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets. The accrual reflects management’s estimate of losses based on currently available information. The outcome of this matter cannot be predicted with certainty and the Company’s accrual may not be adequate to cover the final judgment. At this time, the ultimate resolution of this matter may adversely affect selling, general, and administrative expenses by up to an additional $20,000 in a future fiscal period.

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

EXECUTIVE OVERVIEW

Results of Operations

	Thirteen weeks ended			Thirty-nine weeks ended
	September	September	Percent	September	September	Percent
Dollars in thousands, except per-share amounts	27, 2025	28, 2024	Change	27, 2025	28, 2024	Change
Consolidated
Net sales	$1,045,980	$1,020,175	2.5%	$3,065,842	$3,037,740	0.9%
Gross profit	318,246	301,693	5.5%	930,515	928,191	0.3%
as a percentage of net sales	30.4%	29.6%		30.4%	30.6%
Selling, general, and administrative expenses	176,790	175,958	0.5%	531,248	523,595	1.5%
as a percentage of net sales	16.9%	17.2%		17.3%	17.2%
Impairment of long-lived assets	—	—	NM	91,337	—	NM
Realignment charges	—	—	NM	8,884	—	NM
Operating income	141,456	125,735	12.5%	299,046	404,596	(26.1%)
as a percentage of net sales	13.5%	12.3%		9.8%	13.3%
Net interest expense	8,150	12,233	(33.4%)	23,846	41,022	(41.9%)
Effective tax rate	23.1%	26.5%		31.1%	25.0%
Net earnings attrib. to Valmont Industries, Inc.	99,031	83,068	19.2%	182,272	270,606	(32.6%)
Diluted earnings per share	$4.98	$4.11	21.2%	$7.80	$13.34	(41.5%)
Infrastructure
Net sales	$806,562	$756,370	6.6%	$2,273,145	$2,237,533	1.6%
Gross profit	239,426	223,333	7.2%	680,184	673,353	1.0%
as a percentage of net sales	29.7%	29.5%		29.9%	30.1%
Selling, general, and administrative expenses	96,049	99,676	(3.6%)	302,899	298,251	1.6%
as a percentage of net sales	11.9%	13.2%		13.3%	13.3%
Impairment of long-lived assets	—	—	NM	89,356	—	NM
Realignment charges	—	—	NM	1,426	—	NM
Operating income	143,377	123,657	15.9%	286,503	375,102	(23.6%)
as a percentage of net sales	17.8%	16.3%		12.6%	16.8%
Agriculture
Net sales	$239,418	$263,805	(9.2%)	$792,697	$800,207	(0.9%)
Gross profit	78,820	78,360	0.6%	250,331	254,838	(1.8%)
as a percentage of net sales	32.9%	29.7%		31.6%	31.8%
Selling, general, and administrative expenses	55,631	49,467	12.5%	149,987	145,001	3.4%
as a percentage of net sales	23.2%	18.8%		18.9%	18.1%
Impairment of long-lived assets	—	—	NM	1,981	—	NM
Realignment charges	—	—	NM	2,886	—	NM
Operating income	23,189	28,893	(19.7%)	95,477	109,837	(13.1%)
as a percentage of net sales	9.7%	11.0%		12.0%	13.7%
Corporate
Selling, general, and administrative expenses	$25,110	$26,815	(6.4%)	$78,362	$80,343	(2.5%)
Realignment charges	—	—	NM	4,572	—	NM
Operating loss	(25,110)	(26,815)	(6.4%)	(82,934)	(80,343)	3.2%

NM = not meaningful

Overview

On a consolidated basis, net sales increased in the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The increase was primarily driven by higher net sales in the Infrastructure segment, partially offset by lower net sales in the Agriculture segment.

Consolidated gross profit increased in the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The third quarter improvement was largely attributable to higher sales volumes in the Infrastructure segment, particularly within the Utility and Telecommunications product lines, as well as higher average selling prices in the Agriculture segment. For the first three quarters of fiscal 2025, lower sales in North America within the Agriculture segment more than offset gains in international markets. Improved volumes and pricing in the Infrastructure segment also contributed to the overall increase in consolidated gross profit.

Consolidated selling, general, and administrative (“SG&A”) expenses was similar in the third quarter and slightly higher for the first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The changes were primarily driven by higher credit loss expense, partially offset by lower compensation and incentive costs.

Consolidated operating income increased in the third quarter of fiscal 2025 and decreased in the first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The third quarter increase was primarily due to improved pricing and higher volumes in the Infrastructure segment, partially offset by lower volumes in the Agriculture segment. The first three quarters decline was primarily attributable to the impairment of certain long-lived assets totaling $91.3 million, realignment charges of $8.9 million, and increased SG&A expenses.

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

Net Interest Expense

Consolidated net interest expense decreased in the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024, due to a decrease in average outstanding borrowings on the revolving line of credit along with lower average interest rates.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of fiscal 2025 was 23.1% and 31.1%, respectively, as compared to 26.5% and 25.0% in the same periods of fiscal 2024. The decrease in the effective tax rate for the third quarter of fiscal 2025 was primarily due to a more favorable geographic mix of earnings. The increase in the effective tax rate for the first three quarters of fiscal 2025 was mainly attributable to goodwill impairment charges recorded during the period, for which no corresponding tax benefits were recognized.

Infrastructure Segment

	Thirteen weeks ended
	September 27,	September 28,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
Utility	$391,901	$349,085	$42,816	12.3%
Lighting and Transportation	215,072	222,535	(7,463)	(3.4%)
Coatings	96,561	88,046	8,515	9.7%
Telecommunications	88,097	64,288	23,809	37.0%
Solar	16,654	34,625	(17,971)	(51.9%)
Total sales	$808,285	$758,579	$49,706	6.6%

Operating income	$143,377	$123,657	$19,720	15.9%

	Thirty-nine weeks ended
	September 27,	September 28,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
Utility	$1,086,582	$1,017,623	$68,959	6.8%
Lighting and Transportation	625,628	667,998	(42,370)	(6.3%)
Coatings	269,707	266,710	2,997	1.1%
Telecommunications	240,111	176,649	63,462	35.9%
Solar	58,003	115,955	(57,952)	(50.0%)
Total sales	$2,280,031	$2,244,935	$35,096	1.6%

Operating income	$286,503	$375,102	$(88,599)	(23.6%)

Infrastructure segment sales increased in the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. This growth was primarily driven by higher sales volumes in the Utility and Telecommunications product lines, which more than offset declines in the Lighting and Transportation (“L&T”) and Solar product lines. Foreign currency translation negatively impacted the first three quarters of fiscal 2025 results by approximately $4.5 million.

Regionally, Infrastructure segment sales increased in North America in both the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024, but declined in international markets during the same periods.

Utility product line sales increased in both the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024, reflecting favorable pricing and higher volumes. This performance was supported by continued strong demand in the utility market driven by ongoing investments in energy transition and grid modernization.

L&T product line sales declined in both the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024, driven by lower volumes in the Asia-Pacific region and softer market demand in North America. A significant contributor to the decline was the divestiture of the extractive business in the fourth quarter of fiscal 2024.

Coatings product line sales increased in both the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024, benefiting from healthy infrastructure demand.

Telecommunications product line sales increased significantly in both the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024, supported by our quick-turn order strategy and alignment with carrier spending programs.

Solar product line sales declined significantly in both the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024, largely due to lower volumes resulting from the Company’s strategic decision to exit select regional markets.

Infrastructure segment gross profit increased in both the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024, primarily due to higher volumes in the Utility and Telecommunications product lines, partially offset by lower volumes in the Solar product line. Additionally, a slowdown of L&T markets outside of the U.S., among other factors, led to the recognition of approximately $6.0 million of slow moving inventory reserves.

Infrastructure segment SG&A expenses decreased in the third quarter of fiscal 2025 and increased in the first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The third quarter decrease primarily reflected lower compensation and incentives costs, partially offset by higher credit loss expense of approximately $3.7 million. The first three quarters increase primarily reflected higher credit loss expense of approximately $8.0 million, notably in the Solar product line in North America, partially offset by lower incentive costs.

Infrastructure segment operating income increased in the third quarter of fiscal 2025 and decreased in the first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The third quarter increase was primarily attributable to higher pricing and volumes, and an improved global cost structure. The first three quarters decline was primarily due to the impairment of certain long-lived assets totaling $89.4 million, realignment charges of $1.4 million, lower volumes in the L&T and Solar product lines, and higher SG&A expenses.

Agriculture Segment

	Thirteen weeks ended
	September 27,	September 28,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
North America	$111,334	$119,973	$(8,639)	(7.2%)
International	130,004	145,313	(15,309)	(10.5%)
Total sales	$241,338	$265,286	$(23,948)	(9.0%)

Operating income	$23,189	$28,893	$(5,704)	(19.7%)

	Thirty-nine weeks ended
	September 27,	September 28,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
North America	$391,292	$441,198	$(49,906)	(11.3%)
International	406,737	364,526	42,211	11.6%
Total sales	$798,029	$805,724	$(7,695)	(1.0%)

Operating income	$95,477	$109,837	$(14,360)	(13.1%)

In North America, Agriculture segment sales declined in both the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. These decreases were primarily due to lower irrigation equipment sales volumes, reflecting continued softness in the agriculture market. Contributing factors included lower grain prices, uncertainty surrounding trade policy, and the timing of government funding. In addition, average selling prices for irrigation equipment were similar for the quarter but declined slightly year-to-date, primarily due to a shift in product mix and increased competitive bidding activity in certain regions.

In international markets, Agriculture segment sales decreased in the third quarter of fiscal 2025 and increased in the first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The third quarter decline was primarily driven by the timing of project sales in the Middle East and lower volumes in South America. The first three quarters increase was driven by stronger project volumes in the Europe, Middle East, and Africa (“EMEA”) region and higher volumes in Brazil. These gains were partially offset by unfavorable foreign currency translation impacts of approximately $10.0 million in the first three quarters of fiscal 2025.

Our Agriculture business remains cyclical and is influenced by factors such as net farm income, commodity prices, weather volatility, geopolitical events, and farmer sentiment regarding future economic conditions. We actively monitor these variables, including U.S. net farm income estimates published by the U.S. Department of Agriculture. In Brazil, we track fluctuations in grain prices and projected farm input costs to assess grower sentiment. Looking ahead, Irrigation Equipment and Parts sales in North America are expected to remain muted for the remainder of fiscal 2025. However, we remain focused on navigating evolving market conditions and positioning the Agriculture business for long-term growth across both domestic and international markets.

Agriculture segment gross profit was similar in the third quarter of fiscal 2025 and decreased in the first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The first three quarters decline was driven by lower volumes and slightly lower average selling prices in North America, which more than offset international volume gains.

Agriculture segment SG&A increased in the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The increase primarily reflected higher Brazil credit loss expense of approximately $11.0 million related to specific customer receivables, partially offset by lower compensation and incentive costs.

Agriculture segment operating income declined in both the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024. The third quarter decline was primarily due to lower volumes and increased expected customer credit loss expense. The first three quarters decline was primarily driven by lower sales volumes in North America and one-time charges related to the agriculture solar business totaling $5.9 million.

In the third quarter and first three quarters of fiscal 2025, operating income in the Agriculture segment was also negatively impacted by $4.1 million and $8.0 million, respectively, primarily due to an increase in reserves related to an unfavorable Brazilian court ruling involving a former dealer. The Company has appealed the decision and intends to contest all allegations. Management cannot reasonably estimate the timing of a potential outcome, the amount of a potential outcome, or litigation costs associated with this matter. While we maintain reserves for liabilities that are reasonably estimable, these reserves may prove insufficient to cover the final judgment. As a result, this uncertainty could adversely affect SG&A expenses by up to an additional $20.0 million within the Agriculture segment.

Corporate

Corporate SG&A expenses decreased in the third quarter and first three quarters of fiscal 2025, as compared to the same periods of fiscal 2024, primarily due to lower compensation and incentive costs, partially offset by higher professional services fees. In addition, the first three quarters of fiscal 2025 included realignment charges totaling $4.6 million.

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

In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of September 27, 2025, we had approximately $640.2 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 8.7 million shares for a total of $1.5 billion.

We remain committed to maintaining a capital structure that supports our investment-grade credit rating. As of the latest assessments, our credit ratings were Baa2 (stable outlook) by Moody’s Ratings and BBB+ (stable outlook) by S&P Global Ratings. To support these ratings, we aim to manage our debt-to-invested capital ratio within levels that reinforce our investment-grade status.

Supplier Finance Program

We have established a supplier finance program with a financial institution, allowing qualifying suppliers the option to sell their receivables from us to the financial institution under independently negotiated terms. Participation in the program is entirely voluntary for suppliers and does not affect our payment terms, amounts, timing, or liquidity. We have no economic interest in a supplier’s decision to participate. As of September 27, 2025 and December 28, 2024, our accounts payable in the Condensed Consolidated Balance Sheets included $60.8 million and $45.6 million, respectively, related to the obligations under this program.

Sources of Financing

As of September 27, 2025, our available debt financing primarily included senior unsecured notes and a revolving credit facility.

Senior Unsecured Notes

As of September 27, 2025, our senior unsecured notes consisted of:

●	$450.0 million face value ($434.4 million carrying value) notes at an interest rate of 5.00% per annum, maturing in October 2044.

●	$305.0 million face value ($295.5 million carrying value) notes at an interest rate of 5.25% per annum, maturing in October 2054.

We retain the option to repurchase these notes by paying a make-whole premium. Both tranches are guaranteed by certain subsidiaries.

Revolving Credit Facility

Our revolving credit facility, managed by JPMorgan Chase Bank, N.A., as Administrative Agent, has a maturity date of July 10, 2030. The facility provides up to $800.0 million in unsecured revolving credit, with $400.0 million available for borrowings in foreign currencies. An additional $400.0 million may be added to the facility, subject to lender commitments.

Authorized borrowers include the Company and its wholly owned subsidiaries, Valmont Industries Holland B.V. and Valmont Group Pty. Ltd. Obligations under this facility are guaranteed by the Company and its wholly owned subsidiaries, Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

The interest rate on our borrowings will be, at our option, either:

(a)	term Secured Overnight Financing Rate (“SOFR”), based on a one-, three-, or six-month period, and a spread of 100 to 162.5 basis points, depending on our senior unsecured long-term debt credit rating by S&P Global Ratings and Moody’s Ratings;
(b)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, or
●	term SOFR (based on a one-month period) plus 100 basis points,

plus, in each case, 0 to 62.5 basis points, depending on our credit rating; or

(c)	daily simple SOFR and a spread of 100 to 162.5 basis points, depending on our credit rating.

Additionally, a commitment fee is applied to the average daily unused portion of the facility, ranging from 9 to 20 basis points, based on our credit rating.

As of September 27, 2025 and December 28, 2024, we had no outstanding borrowings under this facility. The facility includes a financial covenant that may limit additional borrowing. As of September 27, 2025, we could borrow $799.8 million under the facility, after accounting for $0.2 million in standby letters of credit related to certain insurance obligations. Additionally, we maintain short‑term bank lines of credit totaling $30.0 million, all of which were unused as of September 27, 2025.

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

As of September 27, 2025, we were in compliance with all covenants related to these debt agreements. For detailed calculations of Adjusted EBITDA and the leverage ratio, please refer to the “Selected Financial Measures” section.

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

As of September 27, 2025, we held $226.1 million in cash, including $180.2 million in non-U.S. subsidiaries. Distributions of this foreign cash would incur tax liabilities. As of September 27, 2025, we had liabilities of $1.5 million for foreign withholding taxes and $0.5 million for U.S. state income taxes.

We are in negotiations to purchase shares owned by minority shareholders of two consolidated subsidiaries that are not wholly owned. If completed, these transactions would result in the acquisition of the remaining associated redeemable noncontrolling interests. We estimate that the related cash outflows could exceed $90.0 million and may occur during the fourth quarter of fiscal 2025. The ultimate timing and amounts of these potential payments will depend on the outcome of the ongoing negotiations.

We expect our capital expenditures to be in the range of $140.0 million to $150.0 million for fiscal 2025.

Cash Flows

The table below summarizes our cash flow information for the thirty-nine weeks ended September 27, 2025 and September 28, 2024:

	Thirty-nine weeks ended
	September 27,	September 28,
Dollars in thousands	2025	2024
Net cash flows from operating activities	$345,243	$379,264
Net cash flows from investing activities	(104,311)	(55,099)
Net cash flows from financing activities	(186,169)	(325,877)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $345.2 million in the first three quarters of fiscal 2025, as compared to $379.3 million in the same period of fiscal 2024. The change in operating cash flows reflects unfavorable changes in working capital, including decreased customer receipts due to large down payments received in the third quarter of fiscal 2024. This was partially offset by decreases in tax and interest payments, as well as a reduction in required pension contributions. Cash flows for the first three quarters of fiscal 2025 and the first three quarters of fiscal 2024 were also impacted by severance payments totaling $5.5 million and $11.8 million, respectively, related to organizational realignment programs.

Investing Cash Flows – Cash used in investing activities totaled $104.3 million in the first three quarters of fiscal 2025, as compared to $55.1 million in the same period of fiscal 2024. Investing activities in the first three quarters of fiscal 2025 primarily included capital spending of $104.2 million. Investing activities in the first three quarters of fiscal 2024 primarily included capital spending of $53.8 million.

Financing Cash Flows – Cash used in financing activities totaled $186.2 million in the first three quarters of fiscal 2025, as compared to $325.9 million in the same period of fiscal 2024. Our total interest-bearing debt was $755.7 million as of September 27, 2025 and $757.9 million as of December 28, 2024. Financing activities in the first three quarters of fiscal 2025 primarily consisted of borrowings on the revolving credit facility and short-term notes of $132.8 million offset by principal payments on our long-term debt and short-term borrowings of $135.0 million, dividends paid of $39.1 million, the purchase of treasury shares of $125.8 million, the purchase of a redeemable noncontrolling interest of $14.6 million following the exercise of put options by the minority shareholders, and the net activity from stock option and incentive plans, including the associated withholding payments, of $1.9 million. Financing activities in the first three quarters of fiscal 2024 primarily consisted of borrowings on the revolving credit facility and short-term notes of $37.4 million, offset by principal repayments on our long-term debt and short-term borrowings of $249.9 million, dividends paid of $36.3 million, the repurchase of common stock of $55.1 million, the purchase of redeemable noncontrolling interests of $17.7 million, and the net activity from stock option and incentive plans, including the associated withholding payments, of $3.9 million.

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

The combined financial information for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024 was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27,	September 28,	September 27,	September 28,
Dollars in thousands	2025	2024	2025	2024
Net sales	$726,916	$683,626	$2,129,488	$2,066,805
Gross profit	215,042	200,042	634,920	624,246
Operating income	107,493	83,740	270,852	277,824
Net earnings attributable to Valmont Industries, Inc.	78,168	52,830	183,754	174,052

The combined financial information as of September 27, 2025 and December 28, 2024 was as follows:

	September 27,	December 28,
Dollars in thousands	2025	2024
Current assets	$853,520	$805,713
Non-current assets	834,721	835,197
Current liabilities	445,264	470,652
Non-current liabilities	1,151,550	1,091,773

As of September 27, 2025 and December 28, 2024, non-current assets included a receivable from non-guarantor subsidiaries of $92,038 and $90,938, respectively. As of September 27, 2025 and December 28, 2024, non-current liabilities included a payable to non-guarantor subsidiaries of $299,469 and $243,465, respectively.

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

The calculation of Adjusted EBITDA for the four fiscal quarters ended September 27, 2025 was as follows:

Four fiscal quarters ended
September 27,
Dollars in thousands	2025
Net cash flows from operating activities	$538,657
Interest expense	42,738
Income tax expense	110,702
Impairment of long-lived assets	(91,337)
Deferred income taxes	3,700
Redeemable noncontrolling interests	(2,974)
Net periodic pension cost	(958)
Contribution to defined benefit pension plan	3,215
Changes in assets and liabilities	(60,136)
Other	(12,359)
Impairment of long-lived assets	91,337
Realignment charges	9,794
Non-recurring non-cash charges	3,918
Pro forma divestitures adjustment	59
Adjusted EBITDA	$636,356

Four fiscal quarters ended
September 27,
Dollars in thousands	2025
Net earnings attributable to Valmont Industries, Inc.	$259,925
Interest expense	42,738
Income tax expense	110,702
Depreciation and amortization	90,283
Stock-based compensation	27,600
Impairment of long-lived assets	91,337
Realignment charges	9,794
Non-recurring non-cash charges	3,918
Pro forma divestitures adjustment	59
Adjusted EBITDA	$636,356

The calculation of the leverage ratio as of September 27, 2025 was as follows:

September 27,
Dollars in thousands	2025
Interest-bearing debt, excluding origination fees and discounts of $25,075	$755,740
Less: Cash and cash equivalents in excess of $50,000	176,107
Net indebtedness	$579,633
Adjusted EBITDA	636,356
Leverage ratio	0.91

FINANCIAL OBLIGATIONS AND COMMITMENTS

There were no material changes in the Company’s financial obligations and commitments during the thirty-nine weeks ended September 27, 2025. For additional information on the Company’s financial obligations and commitments, refer to the “Cash Uses” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

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

Other than the below, there were no material changes in the Company’s critical accounting estimates during the thirty-nine weeks ended September 27, 2025. For additional information on the Company’s critical accounting estimates, refer to the “Critical Accounting Estimates” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Impairment of Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the third fiscal quarter, aligning this assessment with our strategic planning process. For the fiscal 2025 annual goodwill impairment test, we estimated the fair value of the eleven reporting units with recorded goodwill using a discounted cash flow model. This model factors in projected after-tax cash flows from operations, net of capital expenditures, discounted to their present value. Additionally, we perform sensitivity analyses to assess the impact of changes in key assumptions, such as discount rates and cash flow forecasts, on the valuation of the reporting units.

For fiscal 2025 annual testing, no reporting units had a fair value lower than their carrying value. However, in the second quarter of fiscal 2025, we identified triggering events that required interim goodwill impairment testing for certain reporting units within the Infrastructure segment, resulting in impairments totaling $64.9 million. For fiscal 2024, no reporting units had a fair value lower than their carrying value.

Our reporting units are cyclical, and their sales and profitability may fluctuate from year to year. For our APAC Highway Safety and EMEA Structures reporting units, with a combined goodwill of approximately $43.6 million, the amount of cushion or excess fair value above their carrying values was less than or approximately 15%. We believe these reporting units will generate positive cash flows that exceed their current carrying values, and we will continue to monitor their growth prospects and opportunities for continuous improvement.

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

Our indefinite-lived intangible assets primarily consist of trade names, which are tested separately from goodwill. We use the relief-from-royalty method to value these assets, calculating the potential royalty a third party might pay to use the trade name, which is then discounted to present value and tax-effected. For fiscal 2025 annual testing, the fair value of our trade names exceeded their carrying value. However, in the second quarter of fiscal 2025, we performed an interim test on certain indefinite-lived trade names and one trade name’s carrying value exceeded its fair value, resulting in a $4.8 million impairment within the Infrastructure segment. For fiscal 2024, the fair value of our trade names exceeded their carrying value.

Additionally, in the second quarter of fiscal 2025, due to identified impairment indicators, we tested the recoverability of an amortizing customer relationship intangible asset in the Agriculture segment. We determined the asset’s carrying value exceeded its total undiscounted estimated future cash flows. As a result, we recognized a $1.4 million impairment within the Agriculture segment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the thirty-nine weeks ended September 27, 2025. For additional information on the Company’s market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

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

ITEM 1A. RISK FACTORS

There were no material changes in the Company’s risk factors during the thirteen weeks ended September 27, 2025. For additional information on the Company’s risk factors, refer to Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025 and Part I, Item 1A of the Company’s Annual Report on Form 10‑K for the fiscal year ended December 28, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs (1)
June 29, 2025 to July 26, 2025	—	$—	—	$666,032,000
July 27, 2025 to August 30, 2025	—	—	—	666,032,000
August 31, 2025 to September 27, 2025	69,005	374.33	69,005	640,200,000
Total	69,005	$374.33	69,005	$640,200,000
(1)	In May 2014, we announced a capital allocation philosophy that included a share repurchase program. The Board of Directors initially authorized the repurchase of up to $500.0 million of the Company’s outstanding common stock over twelve-month period, at prevailing market prices, through either open market or privately negotiated transactions. The Board expanded this authorization in February 2015 and again in October 2018, each time adding $250.0 million with no expiration date. In February 2023, the Board of Directors increased the program by an additional $400.0 million, also with no stated expiration date. In February 2025, the Board authorized a further $700.0 million increase, again with no expiration date. As of September 27, 2025, we have repurchased 8,662,681 shares for approximately $1.5 billion under this program.

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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

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

Dated the 27th day of October 2025.