Form 10-K
period 2025-12-27
VALMONT INDUSTRIES INC
filed 2026-02-24
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the Company based on the closing sales price of the common shares as reported on the New York Stock Exchange as of June 28, 2025 was $6,424,049,320.

As of February 20, 2026, there were 19,535,262 of the Company’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of shareholders to be held on April 27, 2026 (the “Proxy Statement”), to be filed within 120 days of the fiscal year ended December 27, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Products and Services

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

We also provide comprehensive highway safety systems, including guardrail barriers, wire rope safety barriers, and crash attenuation barriers, primarily serving the Australian, Indian, and New Zealand markets. These products are designed to enhance roadway safety, reduce the impact of collisions, and improve driver protection. Our L&T solutions not only meet the technical, aesthetic, and safety requirements of modern infrastructure projects but also contribute to the development of cohesive and functional public spaces.

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

Markets

The key markets for our Infrastructure product lines benefit from various local, state, and federal government funding initiatives. Notably, the United States (“U.S.”) government is advancing long-term infrastructure improvements through the Infrastructure Investment and Jobs Act (“IIJA”) and the Inflation Reduction Act (“IRA”). These programs are intended to allocate resources to enhance the nation’s bridges, ensure public safety, update essential infrastructure, improve highway safety, and modernize the electrical grid to meet growing energy demands and support grid resiliency.

A significant market for our Infrastructure segment is the utility industry in North America, which is increasing investment in critical electrical grid upgrades to improve reliability, integrate renewable energy sources, and expand transmission capacity. Increasing electricity consumption, an aging grid, and the expansion of renewable energy sources have intensified the need for enhanced transmission infrastructure, which has historically struggled to keep pace with demand. According to the Edison Electric Institute, substantial investments will be required for the U.S. electrical transmission grid, particularly to replace aging assets and support electrification trends across industries. In response, we are strategically investing in our manufacturing capabilities to increase flexible production capacity. International markets are also experiencing rising electricity consumption, driven by urbanization, industrial growth, and electrification efforts, fueling demand for new electricity generation capacity and expanded transmission grids. In addition, demand from data center construction is increasing as cloud computing, artificial intelligence, and digitalization drive the need for reliable power infrastructure, transmission capacity, and grid resiliency to support energy-intensive facilities.

We also serve the transportation, commercial construction, and industrial markets. Our transportation product portfolio includes traffic structures, roadway and street lighting, and high-mast lighting. In the U.S., funding for transportation projects comes from a combination of state and federal sources, including the IIJA, which provides multi-year support for infrastructure investments. Public-private partnerships are also emerging as a viable funding option for major transportation projects. Improving traffic flow through efficient control measures and modern lighting solutions has become a key priority for many communities and government agencies.

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

The Telecommunications market is driven by growing demand for wireless communication and data services, including rapid increases in data consumption across mobile and connected devices. Our customers include wireless carriers, cell site operators, electric utilities, and state and federal agencies that require products for two-way radio communication, radar, broadcasting, and security applications. The continued expansion of 5G networks and rising connectivity and data usage needs are fueling long-term growth, requiring higher network density.

The Solar market is driven by the global shift towards renewable energy adoption and incentives for clean energy investments.

Competition

Our competitive strategy focuses on delivering high-value, innovative solutions to customers at market prices, emphasizing product quality, engineering expertise, exceptional customer service, and the timely, accurate delivery of our products. To achieve this, we leverage the production capacity across our extensive network of facilities, ensuring both quality and efficient service delivery.

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

Due to the high cost of freight, our galvanizing services are generally limited to a radius of about 300 to 500 miles. Although we are one of the larger custom galvanizers globally, our sales account for only a small fraction of the overall galvanizing market. Each galvanizing location is supported by a dedicated sales team, ensuring personalized attention and responsiveness to our clients’ needs.

Agriculture Segment

Products and Services

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

●	Technology Products and Services: We offer a comprehensive suite of technology solutions designed to enhance agricultural efficiency through advanced monitoring, analysis, and automation. With over 175,000 connected devices, our technology solutions help farmers detect potential field issues early while optimizing water and energy use.

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

We believe that mechanized irrigation can improve water application efficiency compared to traditional methods by delivering water uniformly to the root zone and minimizing runoff. Reduced runoff not only conserves water but also improves the quality of adjacent rivers, aquifers, and streams, contributing environmental benefits and supporting vital water conservation efforts.

Competition

In North America, several companies provide irrigation products and services for agricultural customers. Our company is recognized as the leader among the main participants in the mechanized irrigation industry. Competitors differentiate themselves based on product durability, reliability, pricing and value proposition, quality, and the service capabilities of local dealers. To help growers improve crop yields, we continuously innovate and expand our technology offerings to meet evolving customer needs.

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

Distribution Methods

We market our irrigation machines, technology offerings, and service parts through an extensive network of independent dealers. In North America, approximately 250 dealer locations serve our customers, with around 400 dealer locations covering international markets across more than 60 countries. Dealers assess growers’ needs, customize machine configurations, manage installation (including water and power systems), and provide ongoing support.

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

Acquisitions and Divestitures

We have achieved growth both organically and through acquisitions. Additionally, we continually refine our portfolio to enhance our operational focus. Our significant business acquisitions and divestitures during the past three fiscal years included the following (with the relevant segment noted):

2025

●	Acquired the remaining 40% of ConcealFab, Inc., a 5G infrastructure and PIM mitigation solutions company in Colorado included in the Infrastructure segment, for $81.8 million
●	Acquired the remaining 45% of Solbras Energia Solar do Brasil S.A., a leading provider of solar energy solutions for agriculture in Brazil included in the Agriculture segment, for $14.2 million
●	Acquired an additional approximately 30% of Valmont Irrigation Argentina B.V., an irrigation equipment distributor in Argentina included in the Agriculture segment, for $14.6 million

2024

●	Acquired an additional approximately 9% of ConcealFab, Inc., a 5G infrastructure and PIM mitigation solutions company in Colorado included in the Infrastructure segment, for $7.2 million
●	Acquired the remaining 25% of Valmont Substations, LLC, a utility substation product provider in Kansas included in the Infrastructure segment, for $10.5 million
●	Divested our extractive business, which included the manufacturing and distribution of screening products for the mining and quarrying sectors in Australia and New Zealand previously included in the Infrastructure segment, for $3.3 million
●	Divested George Industries, a coating and anodizing company in California previously included in the Infrastructure segment, for $0.5 million

2023

●	Acquired HR Products, a leading wholesale supplier of irrigation parts in Australia included in the Agriculture segment, for $37.3 million
●	Divested Torrent Engineering and Equipment Company, LLC, an integrator of prepackaged pump stations in Indiana previously included in the Infrastructure segment, for $6.4 million

Suppliers and Availability of Raw Materials

Our primary raw materials include hot-rolled steel coil and plate, zinc, and other carbon steel products, all essential for manufacturing across our segments. We source these materials from steel mills, steel service centers, and zinc producers, where they are generally readily available. However, ever-changing trade policies and tariffs could increase the cost of goods purchased from Canada, China, and Mexico, among other countries, potentially disrupting the availability of these key raw materials. While we may experience longer lead times and price fluctuations, we do not anticipate extended shortages of steel, zinc, or natural gas. Over the past several years, we have maintained strong relationships with major steel producers and have strategically sourced steel within the same continent as our manufacturing locations, helping us avoid significant or widespread shortages.

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

Backlog

As of December 27, 2025, our backlog of orders for principal products was $1,653.7 million, compared to $1,436.7 million as of December 28, 2024. Backlog includes confirmed customer purchase orders and executed sales order contracts. We expect the majority of our backlog as of December 27, 2025 to be fulfilled during fiscal 2026. The total backlog by segment as of December 27, 2025 and December 28, 2024 was as follows:

	December 27,	December 28,
Dollars in millions	2025	2024
Infrastructure	$1,548.3	$1,273.3
Agriculture	105.4	163.4
Total backlog	$1,653.7	$1,436.7

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

Number of Employees

As of December 27, 2025, we had a total of 10,791 employees.

Human Capital Resources

Our approach to human capital resources is outlined in our Code of Business Conduct, in our Human Rights Policy, and on our website at www.valmont.com. A company-wide commitment to customer service and innovation is essential to our success and enables us to deliver value to our customers. Our employees are the foundation of our achievements, and we foster a culture of passion, integrity, and accountability that encourages employees to excel while upholding high ethical standards and delivering business results. We expect each employee to act responsibly, be accountable for their actions, and to treat one another with fairness and respect.

To meet customer demands, support sales growth, and maintain a competitive position, we rely on a skilled workforce and effective management. Key skills across our operations include engineering, welding, equipment maintenance, and the operation of complex manufacturing machinery. Strong management talent is critical to business growth and succession planning, particularly as experienced employees approach retirement. As of December 27, 2025, we employed 6,294 individuals in the U.S. and 4,497 internationally.

When job openings arise, we prioritize internal candidates, providing career advancement opportunities to qualified employees within our organization. Employees are our most valuable resource, and we prioritize succession planning and management development across the enterprise. The Chief Executive Officer regularly reports on these initiatives to the Board of Directors as part of our leadership and talent oversight processes.

We recognize the importance of diversity and inclusion in fostering a workforce that reflects a broad range of perspectives and experiences. We value the contributions of a diverse workforce, and seek employees who support a strong, inclusive culture and sustainable business outcomes. Our Human Rights Policy, available on our website, outlines our expectations that employees, suppliers, vendors, dealers, and distributors respect and uphold our commitment to human rights. We prohibit discrimination based on age, race, disability, ethnicity, marital or family status, national origin, religion, gender, sexual orientation, veteran status, gender identity, or any other legally protected characteristic.

We are committed to voluntary employment and strictly prohibit all forms of compulsory labor, including child labor, forced labor, slavery, and human trafficking. Our human rights practices are informed by the United Nations Guiding Principles on Business and Human Rights, and we comply with applicable wage, work hours, overtime, and benefits laws. We emphasize a healthy, safe, and well-supported workplace, and provide employees with confidential reporting channels through a secure third-party platform. We offer market-competitive compensation and benefits programs that vary by country and are designed to comply with local legal requirements and support employee well-being. In the U.S., this includes access to health insurance, paid and unpaid leave, retirement plans, and coverage for life, disability, and accidents.

For additional information, please refer to the “Corporate Governance” and “Sustainability” sections on our website, and the “Governance, Human Capital and Sustainability Highlights” section in our Proxy Statement.

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

Our sales are sensitive to market conditions in the industries where the ultimate consumers of our products operate. In some cases, these industries have been highly cyclical and subject to substantial downturns. For example, a significant portion of our sales of support structures is to the electric utility industry. In fiscal 2025, our sales to the U.S. electric utility industry were approximately $1.5 billion. Utilities may defer purchases of our products by reducing capital expenditures for reasons such as unfavorable regulatory environments, a slow U.S. economy, or financing constraints. If demand for utility structures weakens due to reduced or delayed spending on electrical generation and transmission projects, our sales and operating income are likely to decrease.

The end-users of our mechanized irrigation equipment are farmers. Economic changes within the agriculture industry, particularly fluctuations in farm income, can impact sales of these products. Lower levels of farm income have, at times, led to reduced demand for our mechanized irrigation and tubing products. Farm income decreases when commodity prices, acreage planted, crop yields, government subsidies, and export levels decline. Additionally, weather conditions—potentially worsened by climate change, such as extreme drought—can limit water availability for irrigation and influence farmers’ purchasing decisions. Higher input costs for producing crops, including energy, seed, fertilizer, chemicals, labor, equipment, financing, and transportation, increase farmers’ operating expenses. Consequently, our Agriculture segment business has experienced peaks and troughs. For example, since fiscal 2022, net sales in the segment have leveled off after strong growth.

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

Hot-rolled steel coil and other carbon steel products have historically represented a substantial portion of the cost to manufacture our products. We also use large quantities of aluminum for lighting structures and zinc for galvanizing most of our steel products. Our facilities consume large amounts of natural gas for heating and processing tanks in our galvanizing operations. Additionally, we use gasoline and diesel fuel to transport raw materials to our locations and deliver finished goods to our customers. The markets for these commodities can be volatile. The following factors increase the cost and reduce the availability of these commodities:

●	increased demand, which occurs when we and other industries require greater quantities of these commodities, which can result in higher prices and longer lead times to receive them from suppliers;
●	lower production levels of these commodities, due to reduced production capacities or shortages of materials needed to produce them (such as coke and scrap steel for the production of steel), which could result in reduced supplies, higher costs for us, and increased lead times;
●	increased costs of major inputs, such as scrap steel, coke, iron ore, and energy;
●	fluctuations in foreign exchange rates, which can impact the relative cost of these commodities, which may affect the cost-effectiveness of imported materials and limit our options for acquiring them; and

●	international trade disputes, import duties, tariffs, and quotas, as we import some steel and aluminum components and products for various product lines.

Increases in the selling prices of our products may not fully recover higher commodity costs and generally lag increases in these costs. Consequently, an increase in commodity prices will increase our operating costs and likely reduce our profitability.

Rising steel prices can put pressure on gross profit margins, especially in our Infrastructure segment product lines. The time between the release of a customer’s purchase order and the manufacturing of the product can span several months. Since some sales in the Infrastructure segment are fixed-price contracts, rapid increases in steel costs likely result in lower operating income. Steel prices for both hot-rolled coil and plate can also decrease substantially in a given period. Steel is particularly significant for our Utility product line, where the cost of steel has accounted for approximately 50% of net sales on average. Assuming a similar sales mix, a hypothetical 20% change in the price of steel would have affected our net sales in this product line by approximately $110.0 million for the fiscal year ended December 27, 2025.

Volatility in steel prices can result from changes in global steel production, trade policies, and shifting consumption patterns. The speed with which steel suppliers impose price increases on us may prevent us from fully recovering these price increases, particularly in our L&T and Utility businesses. Similarly, decreases in steel prices can result in reduced operating margins in our Utility businesses due to long production lead times.

Our ability to effectively manage the procurement and inventory of key components and raw materials may be adversely affected by supply disruptions and demand volatility, which could reduce our profitability.

Our Agriculture and Infrastructure businesses are subject to pronounced business cycles and, at times, sudden changes in customer demand. Our operating results depend in part on our ability to accurately forecast demand and procure inventories that align with production schedules and customer delivery requirements. In recent years, global supply chain disruptions and availability constraints for certain components and raw materials have adversely affected our ability to manage inventory efficiently.

To mitigate the risk of supply disruptions, we may increase inventory levels for certain components or materials. While this strategy may support continuity of operations, it also increases the risk that inventories may become excess or obsolete if customer demand weakens, forecasts fail to materialize, or customers delay or cancel orders due to adverse conditions in their end markets.

If we determine that inventory is excess or obsolete, we would be required to record inventory reserve charges or write-offs, which could adversely affect our gross margins, operating results, and financial condition. These risks may be exacerbated during periods of economic uncertainty or rapid changes in market conditions.

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

We sell our products in many countries worldwide, with approximately 28% of our fiscal 2025 net sales occurring outside the U.S. These sales are often conducted in foreign currencies, primarily the Australian dollar, Brazilian real, Chinese renminbi, euro, and Indian rupee. Because our Consolidated Financial Statements are denominated in U.S. dollars, fluctuations in exchange rates between the U.S. dollar and these currencies will continue to impact our reported earnings. A weaker U.S. dollar enhances our reported earnings by increasing the value of foreign revenues, whereas a stronger U.S. dollar has the opposite effect. Currency fluctuations have affected our financial performance in the past and may continue to do so in future periods. Additionally, when local currencies strengthen, the cost of imported goods decreases, potentially affecting our ability to compete profitably in domestic markets.

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

Adverse economic conditions, particularly in certain international markets, could impair the collectability of our accounts receivable and adversely affect our operating results.

Adverse economic conditions in certain international regions, most notably Brazil, may increase our exposure to credit losses resulting from financial distress, insolvency, or potential bankruptcy of our Agriculture or Infrastructure customers. Under these conditions, customers may delay payments or be unable to meet their obligations to us.

Our accounts receivable are stated at net estimated realizable value, and our allowance for credit losses is based on management’s judgment and estimates, including receivable aging, the creditworthiness of significant individual customers, historical loss experience, and current and forecasted economic conditions. These estimates may not accurately predict actual future credit losses, particularly during periods of heightened economic uncertainty or rapid deterioration in customer financial conditions.

If our assumptions regarding customer credit risk or economic conditions prove inaccurate, or if adverse conditions persist or worsen, we may be required to record additional provisions for credit losses, which could adversely affect our operating results, financial condition, and cash flows.

For further discussion on economic and business risks, including interest rates, foreign currency exchange rates, and commodity prices, please refer to the “Market Risk” section within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

Legal and Regulatory Risks

Our operations are subject to trade policies, tariffs, and trade agreements, and further changes could adversely affect our business, potentially reducing sales, increasing costs, or resulting in the loss of certain foreign investments.

As a global manufacturing company, we operate over 80 manufacturing facilities across six continents and approximately 28% of our fiscal 2025 net sales were generated outside the U.S. Our demand, cost structure, and profitability are influenced by global trade relations. We maintain significant manufacturing operations in Australia, Brazil, Europe, and Mexico—regions that may be affected by changes in U.S. and foreign trade policies, including tariffs on a broad range of imports and retaliatory measures imposed by foreign governments, such as China.

Recent and ongoing tariff actions affecting steel, aluminum, and goods imported from Canada, China, and Mexico, have increased uncertainty regarding the cost and availability of raw materials and components critical to our manufacturing operations. These actions, as well as any future changes in tariffs, trade agreements, or the imposition of new protectionist or retaliatory measures, could increase our cost of goods sold, reduce margins, disrupt supply chains, or adversely affect our financial results.

In addition, retaliatory trade actions by China, such as tariffs on imported U.S. soybeans, may continue to pressure U.S. farm income. Because reduced farm income can directly affect growers’ purchasing decisions, including for mechanized irrigation equipment, these trade dynamics may negatively impact demand for our products in the U.S. agricultural market.

Several of our international operations are located in regions experiencing political or economic instability. In particular, certain countries within our Caribbean and Latin America (“CALA”) region, such as Brazil and Argentina, continue to face economic volatility, inflationary pressures, and uncertain regulatory environments, all of which can affect demand, foreign currency cash flows, and financial results. We also operate in areas with heightened geopolitical risk, such as the Middle East.

Managing operations across diverse geographic markets also requires hiring, training, and retaining skilled local management, which affects operational performance and financial reporting.

As international sales remain a significant portion of our business, our foreign operations, sales, and profits will continue to be subject to the following risks:

●	political and economic instability, which may reduce the value of or lead to the loss of our investment;
●	economic recessions or volatility in key markets, including within our CALA region, that may reduce sales;
●	natural disasters and public health crises that could disrupt our workforce, manufacturing operations, and sales;
●	increased costs and challenges related to staffing and managing international operations;
●	potential violations of local laws or unauthorized management actions that could harm our competitive position or performance;
●	difficulty enforcing intellectual property rights outside the U.S., including patents related to our manufacturing machinery, poles, and irrigation designs;
●	rising tariffs, export controls, taxes, and other trade barriers, which may reduce sales and profitability; and
●	acts of war or terrorism.

As a result, we face the risk of losing foreign investments or experiencing a significant decline in sales and profits due to the challenges of operating in foreign markets.

Changes in the application and enforcement of U.S. trade and tariff laws, including Section 232 tariffs on steel and aluminum content, could increase our costs and adversely affect our results of operations.

We manufacture Utility structures in Mexico and ship them to customers in the U.S. While most of the structures we sell to U.S. customers are manufactured domestically, we imported approximately $220.0 million of fabricated steel structures from Mexico into the U.S. during fiscal 2025.

We are subject to U.S. and foreign trade laws and tariffs, including Section 232 tariffs applicable to certain steel and aluminum products and derivative articles. As of June 4, 2025, a 50% tariff is assessed on the steel and aluminum content of certain steel and aluminum imports into the U.S. Although an exemption exists for fabricated structures produced using steel that was melted and poured in the U.S., and the structures produced at our Mexico facility are U.S.-Mexico-Canada Agreement-compliant, changes in the interpretation, application, or availability of these tariffs or exemptions could increase our costs or adversely affect the competitiveness of products manufactured outside the U.S.

In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act were invalid, but the decision did not affect existing Section 232 tariffs on steel and aluminum. As a result, there may be increased reliance on, expansion of, or changes to Section 232 tariffs or other trade measures, which could increase our tariff exposure and adversely affect our costs, results of operations, or cash flows. We are continuing to monitor legal developments, potential replacement measures, and related regulatory actions, including newly announced global tariffs on certain foreign goods, and we may be required to adjust our sourcing, pricing, or compliance practices in response to such changes.

U.S. Customs and Border Protection (“CBP”) has increased scrutiny of how Section 232 duties apply to imported products, including the valuation methodologies used to calculate such duties. In February 2026, we received CBP inquiries relating to the valuation methodology applied to historical import entries. These inquiries are ongoing, and no final determinations have been made. While we believe our valuation methodologies have complied with CBP guidance, CBP may ultimately disagree with our position.

Adverse determinations could result in additional duties, interest, or penalties related to the entries under review and could require changes to our valuation methodology for future imports, which may increase our ongoing tariff costs. Although CBP has not indicated an intent to do so, it has the authority to review other import entries or initiate broader enforcement actions. Any such actions, or further changes in trade laws, tariff rates, exemptions, or enforcement practices, could adversely affect our results of operations, financial condition, or cash flows.

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

Although we have recorded all known environmental obligations in our Consolidated Financial Statements, the discovery of previously unidentified contamination or the need for additional remediation could result in liabilities exceeding our existing provisions. These risks may be heightened at certain galvanizing facilities in the Asia-Pacific region due to the nature of galvanizing processes and the complexity and evolving requirements of local environmental regulations.

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

As required by accounting principles generally accepted in the U.S., we establish reserves when legal matters become probable and reasonably estimable. As of December 27, 2025, we have reserved, in aggregate, approximately $24.2 million related to these matters. Subsequent developments may impact our assessment of probability or change our previous estimate of certain loss contingencies and require us to make payments in excess of our reserves, which could have an adverse effect on our financial condition or results of operations.

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

As of December 27, 2025, we had a total of $829.5 million in outstanding indebtedness, of which $65.6 million matures within the next five fiscal years. Additionally, as of December 27, 2025, we had $734.8 million in additional borrowing capacity under our revolving credit facility. We occasionally borrow funds for business acquisitions and share repurchases. At times, our borrowings have been significant, with the majority of our interest‑bearing debt incurred by U.S. entities.

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

As of December 27, 2025, we had $187.1 million in cash and cash equivalents. Approximately 77% of our consolidated cash balance is held outside the U.S. Repatriating funds to meet U.S. cash needs could be subject to legal restrictions, tax liabilities, or contractual limitations. Additionally, as we use cash for acquisitions and other purposes, these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and future prospects.

We assumed an underfunded pension liability as part of the fiscal 2010 acquisition of Delta Ltd., which may require increased funding and impose restrictions on excess cash usage.

Delta Ltd. sponsors a U.K. defined benefit pension plan (the “Plan”), which, as of December 27, 2025, covered approximately 5,000 former employees, either inactive or retired. The Plan has no active employee members. The funded status measures the difference between the projected benefit obligation and the fair value of the plan assets as of fiscal year end. As of December 27, 2025, the Plan was overfunded by approximately £29.4 million ($39.7 million) for accounting purposes. Under the current agreement with the Plan trustees, we are obligated to provide annual funding of approximately £4.0 million ($5.2 million) depending on the Plan’s funding levels, along with an additional approximately £2.4 million ($3.2 million) for administrative expenses. Although this funding obligation was factored into the acquisition price of Delta, the Plan’s funding status may still have adverse effects on the combined company, including:

●	U.K. laws and regulations typically require the Plan trustees to agree on a new funding plan every three years, with the most recent plan established in fiscal 2025. Changes in actuarial assumptions, such as discount rates, inflation, interest rates, investment returns, and mortality projections, could reduce the Plan’s funded position, requiring higher contributions to cover liabilities.
●	The U.K. government regulates the Plan, and its trustees represent the interests of covered workers. Under certain circumstances, regulations could trigger an immediate funding obligation significantly greater than the asset recognized for accounting purposes as of December 27, 2025. This obligation, calculated based on the cost of purchasing annuities to cover liabilities, could impact our ability to finance business growth or meet other financial commitments.

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

We experience competitive pressures from various companies across all our markets. Our competitors include both companies offering similar technologies and those providing alternative solutions. These competitors range from international and national manufacturers to local ones, some of which may have greater financial, manufacturing, marketing, and technical resources, or deeper penetration and familiarity with specific geographic markets.

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

To remain competitive, we must invest in our manufacturing capabilities, product development, customer service, and our information technology systems and networks, including artificial intelligence. Ineffective implementation, integration, or adoption of these technologies within our business operations and decision-making processes could reduce productivity, widen talent gaps, and diminish our competitive position.

At times, we may need to adjust pricing, particularly for customers in struggling industries. However, we cannot guarantee our competitive position in all markets.

The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results.

We may adopt and integrate generative artificial intelligence and machine learning (collectively, “AI”) tools into our operations to enhance efficiencies and streamline existing systems. However, the development, implementation, and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and improving productivity, they may also produce inaccurate or biased outputs, infringe upon or misappropriate intellectual property, or expose us to data privacy, cybersecurity, and regulatory compliance risks. In addition, evolving legal, regulatory, and ethical standards governing the use of AI may increase compliance costs or limit our ability to deploy these technologies effectively. If we are unable to manage these risks, our business, financial condition, or results of operations could be adversely affected.

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

Ongoing debates about the presence and scope of climate change, along with increasing legislative and regulatory attention, are likely to continue. Our production processes and the market for our products are influenced by such laws and regulations. Compliance with these measures may result in higher costs for raw materials and transportation. Non-compliance could damage our reputation and further expose our operations and customers to significant risks.

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

Challenges in managing manufacturing capacity and responding to demand volatility could adversely affect our business.

Producing large engineered structures for Infrastructure customers requires significant machinery and often necessitates operating our manufacturing facilities at or near full capacity to achieve optimal utilization. As a result, if demand for specific structure types in the Utility or Infrastructure markets changes unexpectedly, our ability to adjust manufacturing capacity in the near term may be limited.

Establishing new manufacturing capacity or expanding, reconfiguring, or restarting existing capacity involves significant vendor lead times, capital investments, and, in certain cases, customer approvals. These decisions are often made well in advance of firm customer orders and based on forecasts that may not ultimately reflect actual demand. If actual demand does not develop as anticipated, or declines after we have expanded capacity or increased our fixed cost structure, our manufacturing facilities may operate below optimal utilization, which could result in higher per-unit manufacturing costs, elevated inventory levels, reduced margins, asset impairments, restructuring charges, or lower profitability. Conversely, if actual demand exceeds our forecasts, we may be required to extend customer lead times or may be unable to satisfy customer demand, which could lead to customer dissatisfaction, the loss of market share to competitors, increased overtime and expediting costs, and reputational harm.

In addition, efforts to expand, modify, or rapidly ramp manufacturing capacity can increase operational complexity and elevate safety risks for our employees and contractors. Such activities may involve the installation of new equipment, changes to manufacturing processes, compressed production timelines, or the use of temporary or less-experienced labor. Workplace accidents, safety incidents, or regulatory actions arising from these conditions could disrupt operations, delay production, result in litigation or regulatory scrutiny, increase insurance or self-insurance costs, and adversely affect our reputation and financial performance. Although we maintain insurance coverage and safety programs designed to mitigate these risks, such measures may not be sufficient to prevent or fully offset the impact of all incidents or liabilities.

If we are unable to effectively manage manufacturing capacity, respond to changes in demand, or safely execute capacity expansions and production ramp-ups, our business, financial condition, operating results, and reputation could be adversely affected.

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

The complexity of our business, including diversified product lines across multiple jurisdictions, the use of multiple enterprise resource planning systems, and complex revenue recognition requirements, further increases the challenge of maintaining effective internal controls. If we fail to maintain our internal control over financial reporting, or if we experience deficiencies or delays in implementing necessary improvements, it could have a negative impact on our operating results and damage our reputation.

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

We collaborate with third-party vendors to enhance our processes against unauthorized access to our network, computers, programs, and data. Risk is inherent in risk management and cybersecurity strategy. Successful cyberattacks or other security incidents could result in the loss of key innovations, such as artificial intelligence or Internet of Things technologies; loss of access to critical data or systems through ransomware, crypto mining, or destructive attacks; and business delays or service disruptions. See “Our operations could be adversely affected if our information technology systems and networks are compromised or subjected to cyberattacks” under Risk Factors in Part I, Item 1A of this report, which we incorporate here by reference. To date, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

Governance

The Board of Directors has oversight responsibility for cyber risks affecting the Company. The Board has delegated risk oversight of operational, compliance, and financial matters, including cybersecurity and information technology risk, to the Audit Committee.

Our Chief Information Officer has extensive experience implementing and managing cybersecurity policies, including overseeing investments in tools, resources, and processes that enables the continued maturity of our cybersecurity program. Team members supporting our information security program possess relevant educational backgrounds and industry experience. Our Chief Executive Officer, Chief Financial Officer, and Audit Committee receive regular reports from our

Chief Information Officer on the Company’s risk and compliance with cybersecurity matters, including data privacy, incidents, industry trends, and the prevention, detection, mitigation, and remediation of cyber incidents.

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

ITEM 3. LEGAL PROCEEDINGS

The Company and certain of its subsidiaries are subject to various legal proceedings, claims, and assessments arising in the normal course of business. The Company is involved in several litigation matters in Brazil related to its operations in the Agriculture market. During the fourth quarter of fiscal 2025, the Company received an unfavorable ruling in the Brazilian appellate court system. The Company is currently awaiting a motion for clarification related to the appellate court ruling, which is expected to be received in the first half of fiscal 2026. Following receipt of the clarification, the Company will evaluate available legal options, which may include pursuing a settlement or further appeals within the Brazilian court system. Based on the information known to date, management believes that the Company has appropriately accrued in its Consolidated Financial Statements for its share of the estimable costs of these legal proceedings.

The Company continuously monitors developments in these matters and other legal proceedings and will adjust its accruals if and when additional information becomes available or circumstances change. For information on legal proceedings, please refer to Note 17 to the Consolidated Financial Statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the names, ages, positions, and business experiences over the last five years of our current executive officers:

Avner M. Applbaum, age 54

President and Chief Executive Officer since July 2023. Served as Executive Vice President and Chief Financial Officer from March 2020 to July 2023.

Thomas Liguori, age 67

Executive Vice President and Chief Financial Officer since August 2024. Served as Chief Financial Officer at Fortna, Inc., a supply chain optimization and automation company, from December 2022 to March 2024. Previously, Chief Financial Officer at Avnet, Inc., a global technology distributor and solutions provider, from 2018 to September 2022.

Darryl Matthews, age 57

Group President of Agriculture since September 2024. Served as Senior Vice President of Natural Resources and Autonomy at Trimble, Inc., a company that provides integrated technology solutions for the agriculture, construction, and infrastructure industries, from September 2015 to December 2023.

James Christopher Colwell, age 60

President of Infrastructure since May 2025. Served as President of Global Utility and Coatings from March 2023 to May 2025. Previously, President of Global Utility from November 2019 to March 2023.

Greg Turi, age 49

President of Infrastructure since May 2025. Served as President of Global Solar and Telecom from January 2023 to April 2025. Previously, Vice President of Global Generation from January 2020 to January 2023.

William “Eric” Johnson, age 44

Chief Accounting Officer since October 2025. Served as Senior Vice President, Corporate Controller at Conagra Brands, Inc., a consumer packaged goods company, from July 2023 to October 2025. Previously, Assistant Controller at Conagra Brands, Inc. from September 2019 to July 2023.

Renee L. Campbell, age 56

Senior Vice President of Capital Markets & Risk and Treasurer since December 2025. Served as Senior Vice President of Investor Relations and Treasurer from February 2022 to December 2025. Previously, Vice President of Investor Relations and Corporate Communications from October 2017 to February 2022.

Jennifer Paisley, age 48

Chief People Officer since December 2025. Served as Senior Vice President of Human Resources from August 2024 to December 2025. Previously, Vice President of Total Rewards and HR Operations from September 2020 to August 2024.

Sobha Mulukutla, age 51

Chief Information Officer since January 2026. Served as Vice President of Information Technology, Global Products & Supply Chain at Johnson Controls, an industrial machinery manufacturer, from November 2022 to January 2026. Previously, Executive Director, Enterprise Project Management Office at Johnson Controls from April 2022 to November 2022 and Information Technology Director and Business Partner at Bell Flight, an aviation and aerospace component manufacturer, from April 2020 to April 2022.

R. Andrew Massey, age 56

Vice President, Chief Legal Officer, and Corporate Secretary since July 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange under the ticker symbol “VMI.”

Holders

As of December 27, 2025, there were approximately 489 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held in street name through banks, brokers, and other nominees.

Dividends

Cash dividends on our common stock are paid quarterly. In fiscal 2025, we paid a total of $52.5 million in dividends, compared to $48.4 million in fiscal 2024. The Board of Directors determines whether to declare dividends, including their timing and amount, based on our financial condition and other relevant factors. We currently anticipate continuing to pay dividends at levels consistent with historical distributions.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs (1)
September 28, 2025 to October 25, 2025	61,755	$399.87	61,755	$615,505,000
October 26, 2025 to November 29, 2025	70,774	404.65	70,774	586,865,000
November 30, 2025 to December 27, 2025	48,070	414.18	48,070	566,955,000
Total	180,599	$405.55	180,599	$566,955,000
(1)	In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of December 27, 2025, we had approximately $567.0 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 8.8 million shares for a total of $1.5 billion.

The Inflation Reduction Act of 2022, enacted on August 16, 2022, introduced a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. As of December 27, 2025 and December 28, 2024, the excise tax accrued totaled $1.7 million and $0.6 million, respectively.

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

This section primarily discusses fiscal 2025 and fiscal 2024, including year-over-year comparisons. Discussions regarding fiscal 2023 and associated comparisons, which are not included on Form 10-K, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

FISCAL 2025 COMPARED WITH FISCAL 2024

Results of Operations

	Fiscal Year Ended
	December 27,	December 28,	Percent
Dollars in thousands, except per-share amounts	2025	2024	Change
Consolidated
Net sales	$4,104,102	$4,075,034	0.7%
Gross profit	1,239,936	1,241,212	(0.1%)
as a percentage of net sales	30.2%	30.5%
Selling, general, and administrative expenses	717,633	716,628	0.1%
as a percentage of net sales	17.5%	17.6%
Impairment of long-lived assets	91,337	—	NM
Realignment charges	15,390	—	NM
Operating income	415,576	524,584	(20.8%)
as a percentage of net sales	10.1%	12.9%
Net interest expense	32,353	51,539	(37.2%)
Effective tax rate	6.3%	25.2%
Net earnings attributable to Valmont Industries, Inc.	350,273	348,259	0.6%
Diluted earnings per share	$16.79	$17.19	(2.3%)
Infrastructure
Net sales	$3,089,732	$2,998,381	3.0%
Gross profit	925,634	903,736	2.4%
as a percentage of net sales	30.0%	30.1%
Selling, general, and administrative expenses	398,504	406,596	(2.0%)
as a percentage of net sales	12.9%	13.6%
Impairment of long-lived assets	89,356	—	NM
Realignment charges	7,600	—	NM
Operating income	430,174	497,140	(13.5%)
as a percentage of net sales	13.9%	16.6%
Agriculture
Net sales	$1,014,370	$1,076,653	(5.8%)
Gross profit	314,302	337,476	(6.9%)
as a percentage of net sales	31.0%	31.3%
Selling, general, and administrative expenses	217,359	199,140	9.1%
as a percentage of net sales	21.4%	18.5%
Impairment of long-lived assets	1,981	—	NM
Realignment charges	2,886	—	NM
Operating income	92,076	138,336	(33.4%)
as a percentage of net sales	9.1%	12.8%
Corporate
Selling, general, and administrative expenses	$101,770	$110,892	(8.2%)
Realignment charges	4,904	—	NM
Operating loss	(106,674)	(110,892)	(3.8%)

NM = not meaningful

Overview, Including Items Impacting Comparability

Dollars in thousands	Infrastructure	Agriculture	Total
Net sales - fiscal 2024	$2,998,381	$1,076,653	$4,075,034
Volume	(954)	(50,257)	(51,211)
Pricing and mix	105,529	(4,341)	101,188
Divestitures	(12,903)	—	(12,903)
Currency translation	(321)	(7,685)	(8,006)
Net sales - fiscal 2025	$3,089,732	$1,014,370	$4,104,102

On a consolidated basis, net sales increased by 0.7% in fiscal 2025, as compared to fiscal 2024, primarily driven by higher net sales in the Infrastructure segment, partially offset by lower net sales in the Agriculture segment. Growth in the Infrastructure segment was mainly attributable to improved pricing and mix, particularly within the Utility product line. This increase was partially offset by reduced net sales resulting from the divestitures of George Industries in the Coatings product line ($5.5 million) and our extractive business in the Lighting and Transportation (“L&T”) product line ($7.4 million). The decline in the Agriculture segment was driven by lower sales volumes in North America.

Consolidated gross profit decreased by 0.1% in fiscal 2025, as compared to fiscal 2024. The decline was primarily attributable to lower sales volumes in North America within the Agriculture segment and reduced sales volumes in the L&T and Solar product lines within the Infrastructure segment. These impacts were partially offset by higher sales volumes and improved pricing in the Utility and Telecommunications products lines within the Infrastructure segment.

Consolidated selling, general, and administrative (“SG&A”) expenses increased by 0.1% in fiscal 2025, as compared to fiscal 2024, primarily due to $24.2 million of legal contingency reserves and $23.8 million of expected credit losses in Brazil. These increases were partially offset by lower compensation and incentive costs, driven in part by our strategic realignment, as well as reduced research and development costs primarily as a result from the exit of our Prospera business.

Consolidated operating income decreased by 20.8% in fiscal 2025, as compared to fiscal 2024, primarily due to the impairment of certain long-lived assets totaling $91.3 million, realignment charges of $15.4 million, and slightly higher SG&A expenses.

Net Interest Expense

Consolidated net interest expense decreased by 37.2% in fiscal 2025, as compared to fiscal 2024, due to a decrease in average outstanding borrowings on the revolving line of credit along with lower average interest rates.

Other Income / Expenses

Amounts in “Gain on deferred compensation investments” on the Consolidated Statements of Earnings reflected changes in the market value of deferred compensation investments, which were fully offset by corresponding changes in the valuation of deferred compensation liabilities recorded in SG&A. Other components of “Other income (expenses)” included pension expense of $1.1 million and $0.6 million in fiscal 2025 and 2024, respectively, and foreign currency revaluation losses of approximately $8.4 million resulting from depreciation of the Argentine peso against the U.S. dollar in fiscal 2025.

Income Tax Expense

Our effective income tax rate in fiscal 2025 and fiscal 2024 was 6.3% and 25.2%, respectively. In fiscal 2025, the reduction in the effective tax rate was the result of a tax benefit recognized for a worthless securities deduction of $73.8 million, the release of previously recorded valuation allowances on certain foreign tax credits of $13.4 million, and changes in the geographical mix of earnings. The worthless securities deduction was the result of the exit of our Prospera business.

Infrastructure Segment

	Fiscal Year Ended
	December 27,	December 28,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
Utility	$1,511,053	$1,368,333	$142,720	10.4%
Lighting and Transportation	830,268	884,128	(53,860)	(6.1%)
Coatings	362,209	353,739	8,470	2.4%
Telecommunications	313,882	250,770	63,112	25.2%
Solar	81,622	151,606	(69,984)	(46.2%)
Total sales	$3,099,034	$3,008,576	$90,458	3.0%

Operating income	$430,174	$497,140	$(66,966)	(13.5%)

Infrastructure segment sales increased by 3.0% in fiscal 2025, as compared to fiscal 2024, driven primarily by higher sales volumes in the Utility and Telecommunications product lines, which more than offset declines in L&T and Solar product lines.

Regionally, Infrastructure segment sales grew in North America in fiscal 2025, as compared to fiscal 2024, while sales declined in international markets during the same period.

Utility product line sales increased by 10.4% in fiscal 2025, as compared to fiscal 2024, reflecting favorable market pricing and higher volumes. Demand remained strong, supported by increased electrical energy consumption and utility investment to expand and reinforce grid capacity, including to serve growing power demand from data centers and other load growth.

L&T product line sales decreased by 6.1% in fiscal 2025, as compared to fiscal 2024, driven by lower volumes in the Asia-Pacific region and softer market demand in North America. The decline was further impacted by the divestiture of the extractive business in the fourth quarter of fiscal 2024.

Coatings product line sales increased by 2.4% in fiscal 2025, as compared to fiscal 2024, benefiting from healthy infrastructure demand. The increase was partially offset by the divestiture of George Industries in the fourth quarter of fiscal 2024.

Telecommunications product line sales increased by 25.2% in fiscal 2025, as compared to fiscal 2024, driven by increased carrier spending in the North American market, supported by our quick-turn order strategy and alignment with carrier spending programs.

Solar product line sales decreased by 46.2% in fiscal 2025, as compared to fiscal 2024, primarily due to lower volumes resulting from our strategic decision to exit select regional markets in the second quarter of fiscal 2025.

Infrastructure segment gross profit increased by 2.4% in fiscal 2025, as compared to fiscal 2024, primarily due to higher volumes in the Utility and Telecommunications product lines, partially offset by lower Solar volumes. In connection with lower anticipated volumes, we also recorded approximately $6.9 million of inventory reserves associated with our Solar businesses in fiscal 2025.

Infrastructure segment SG&A decreased by 2.0% in fiscal 2025, as compared to fiscal 2024, driven by lower incentive costs and research and development costs, partially offset by higher expected credit losses of approximately $14.3 million, primarily within the Solar product line.

Infrastructure segment operating income decreased by 13.5% in fiscal 2025, as compared to fiscal 2024, primarily due to impairment charges of $89.4 million related to certain long-lived assets primarily in the Solar and Access Systems reporting units, realignment charges of $7.6 million, and lower volumes in the L&T and Solar product lines.

Agriculture Segment

	Fiscal Year Ended
	December 27,	December 28,	Dollar	Percent
Dollars in thousands	2025	2024	Change	Change
North America	$506,316	$570,517	$(64,201)	(11.3%)
International	514,434	513,191	1,243	0.2%
Total sales	$1,020,750	$1,083,708	$(62,958)	(5.8%)

Operating income	$92,076	$138,336	$(46,260)	(33.4%)

In North America, Agriculture segment sales decreased by 11.3% in fiscal 2025, as compared to fiscal 2024, primarily due to lower irrigation equipment sales volumes, reflecting continued softness in the agriculture market. Contributing factors included lower grain prices, uncertainty surrounding trade policy, and the timing of government funding. The decrease was also impacted by lower replacement irrigation equipment sales following severe weather events in fiscal 2024.

In international markets, Agriculture segment sales increased by 0.2% in fiscal 2025, as compared to fiscal 2024, driven by sales growth in the Europe, Middle East, and Africa (“EMEA”) region. This increase was partially offset by lower sales in South America, where normalizing backlog levels, higher credit costs, and lower grain prices impacted growers’ purchasing decisions. The decline was further exacerbated by unfavorable foreign currency translation effects of $7.7 million.

The Agriculture business remains cyclical and is influenced by factors such as net farm income, commodity prices, weather volatility, geopolitical events, and farmer sentiment regarding future economic conditions. We actively monitor these variables across our key markets. In the U.S., we consider net farm income estimates published by the U.S. Department of Agriculture as a key indicator of grower purchasing capacity. In Brazil, we monitor grain prices, projected farm input costs, interest rates, and net farm income trends, which collectively influence grower liquidity, credit conditions, and purchasing behavior. Looking ahead, we remain focused on navigating evolving market conditions and positioning the Agriculture business for long-term growth across both domestic and international markets.

Agriculture segment gross profit decreased 6.9% in fiscal 2025, as compared to fiscal 2024, primarily due to lower sales volumes, particularly in North America and South America, which more than offset volume gains in the EMEA region. In fiscal 2025, we also increased inventory reserves by $8.5 million as a result of our slow-moving and obsolete inventory in response to continued softness within the agricultural market.

Agriculture segment SG&A increased by 9.1% in fiscal 2025, as compared to fiscal 2024, primarily due to $24.2 million of legal contingency reserves and $23.8 million of expected credit losses in Brazil, partially offset by lower compensation and incentive costs.

Agriculture segment operating income decreased by 33.4% in fiscal 2025, as compared to fiscal 2024. The decline was primarily driven by lower sales volumes in North America, charges related to the agriculture solar business totaling $5.9 million, and realignment charges of $2.9 million.

Corporate

Corporate SG&A decreased by 8.2% in fiscal 2025, as compared to fiscal 2024, primarily due to lower compensation and incentive costs. This decrease was partially offset by higher professional services fees, insurance expenses, and technology costs. In addition, during fiscal 2025, we incurred $4.9 million in realignment charges within Corporate expense.

KEY FACTORS AFFECTING FINANCIAL RESULTS

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

Macroeconomic and Geopolitical Impacts on Financial Results and Liquidity

We continue to actively monitor a range of macroeconomic and geopolitical uncertainties that have affected, and may continue to affect, our business operations and financial performance. These include volatility in the global economic and trade environment, inflationary cost pressures, supply chain disruptions, foreign currency fluctuations relative to the U.S. dollar, changing interest rates, ongoing international conflicts, and labor shortages. These factors may influence our operational costs, revenue streams, and overall financial stability. As conditions evolve, we are proactively adjusting our business strategies to mitigate potential risks, maintain financial resilience, and ensure sufficient liquidity to support ongoing operations and strategic initiatives.

Backlog

As of December 27, 2025, the consolidated backlog of unshipped orders was approximately $1.7 billion, as compared to approximately $1.4 billion as of December 28, 2024. This increase is attributed to an increase in the Infrastructure segment partially offset by a decrease in the Agriculture segment.

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

In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of December 27, 2025, we had approximately $567.0 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 8.8 million shares for a total of $1.5 billion.

Subsequent to year end, on February 23, 2026, the Board of Directors approved a quarterly cash dividend on common stock of $0.77 per share, or an annualized rate of $3.08 per share, representing an increase of approximately 13%.

We remain committed to maintaining a capital structure that supports our investment-grade credit rating. As of the latest assessments, our credit ratings were Baa2 (stable outlook) by Moody’s Ratings and BBB+ (stable outlook) by S&P Global Ratings. To support these ratings, we aim to manage our debt-to-invested capital ratio within levels that reinforce our investment-grade status.

Supplier Finance Program

We have established a supplier finance program with a financial institution, allowing qualifying suppliers the option to sell their receivables from us to the financial institution under independently negotiated terms. Participation in the program is entirely voluntary for suppliers and does not affect our payment terms, amounts, timing, or liquidity. We have no economic interest in a supplier’s decision to participate. As of December 27, 2025 and December 28, 2024, our accounts payable in the Consolidated Balance Sheets included $56.3 million and $45.6 million, respectively, related to obligations under this program.

Sources of Financing

As of December 27, 2025, our available debt financing primarily included senior unsecured notes and a revolving credit facility.

Senior Unsecured Notes

As of December 27, 2025, our senior unsecured notes consisted of:

●	$450.0 million face value ($434.5 million carrying value) notes at an interest rate of 5.00% per annum, maturing in October 2044.
●	$305.0 million face value ($295.6 million carrying value) notes at an interest rate of 5.25% per annum, maturing in October 2054.

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

As of December 27, 2025, we had $65.0 million of outstanding borrowings under this facility. As of December 28, 2024, we had no outstanding borrowings under this facility. The facility includes a financial covenant that may limit additional borrowing. As of December 27, 2025, we could borrow an additional $734.8 million under the facility, after accounting for $0.2 million in standby letters of credit related to certain insurance obligations. Additionally, we maintain short‑term bank lines of credit totaling $10.1 million, all of which were unused as of December 27, 2025.

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

As of December 27, 2025, we were in compliance with all covenants related to these debt agreements. For detailed calculations of Adjusted EBITDA and the leverage ratio, please refer to the “Selected Financial Measures” section.

Cash Uses

Our primary cash needs include working capital, capital expenditures, debt service, taxes, and pension contributions. We may also pursue strategic investments, acquisitions, stock repurchases, or dividends, subject to market conditions and debt agreement restrictions.

In fiscal 2026, our primary cash requirements will include capital expenditures, pension contributions, lease payments, and interest on outstanding debt, along with the payment of the mandatorily redeemable financial instrument related to the acquisition of the redeemable noncontrolling interest of ConcealFab, Inc. We have committed to purchasing zinc, aluminum, and steel under unconditional purchase agreements aligned with our business needs. These contracts help stabilize costs amid fluctuating demand, and we plan to use the contracted amounts within the fiscal year. We expect fiscal 2026 capital expenditures to range from $170.0 million to $200.0 million. The increase in planned expenditures is driven by infrastructure-related growth opportunities. These investments will enhance output, improve adaptability to evolving needs, and expand manufacturing capacity, efficiency, and flexibility.

The following table outlines our material cash requirements, both current and long-term, as of December 27, 2025:

	Next 12
Dollars in millions	Months	Thereafter	Total
Long‑term debt	$0.5	$820.0	$820.5
Interest[1]	41.4	855.1	896.5
Pension plan contributions	3.2	103.4	106.6
Mandatorily redeemable financial instrument	8.9	—	8.9
Operating leases	28.1	176.5	204.6
Total contractual cash obligations	$82.1	$1,955.0	$2,037.1

1 Interest expense amount assumes that long-term debt will be held to maturity.

Our business operates in cyclical markets, but our diverse portfolio—spanning various products, customers, and regions—has enabled us to navigate these cycles effectively while maintaining liquidity. Historically, we have consistently generated operating cash flows that exceed our capital expenditures, demonstrating our ability to manage cash effectively through economic cycles. For fiscal 2026 and beyond, we are confident in our liquidity position, supported by accessible credit facilities, capital markets, and a solid track record of positive operating cash flows.

As of December 27, 2025, we held $187.1 million in cash, including $144.0 million in non-U.S. subsidiaries. Distributions of this foreign cash would incur tax liabilities. As of December 27, 2025, we had liabilities of $2.2 million for foreign withholding taxes and $0.2 million for U.S. state income taxes.

Cash Flows

The table below summarizes our cash flow information for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023:

	Fiscal Year Ended
	December 27,	December 28,	December 30,
Dollars in thousands	2025	2024	2023
Net cash flows from operating activities	$456,484	$572,678	$306,775
Net cash flows from investing activities	(142,739)	(78,878)	(115,281)
Net cash flows from financing activities	(298,862)	(522,560)	(176,405)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $456.5 million in fiscal 2025, compared to $572.7 million in fiscal 2024. The change in operating cash flows was most notably impacted by the change in our contract liability due to the timing of large utility prepayments received in fiscal 2024 for work completed in fiscal 2025. This was offset by lower income tax payments made in fiscal 2025 relative to fiscal 2024 largely as a result of our worthless securities deduction in addition to the tax provisions in the One Big Beautiful Bill Act.

Investing Cash Flows – Cash used in investing activities totaled $142.7 million in fiscal 2025, compared to $78.9 million in fiscal 2024. Investing activities in fiscal 2025 included capital spending of $145.0 million partially offset by proceeds of sales of assets of $2.2 million and proceeds from property damage insurance claims of $1.4 million. Investing activities in fiscal 2024 included capital spending of $79.5 million partially offset by proceeds of $3.8 million from the divestitures of George Industries and the extractive business, net of cash divested. The increase in capital spending in fiscal 2025, as compared to fiscal 2024, was primarily to support future growth along with capacity investments for the Utility product line.

Financing Cash Flows – Cash used in financing activities totaled $298.9 million in fiscal 2025, compared to $522.6 million in fiscal 2024. Our total interest‑bearing debt was $829.5 million as of December 27, 2025 and $757.9 million as of December 28, 2024. Financing activities in fiscal 2025 included $218.6 million in borrowings on the revolving credit facility and short-term notes, offset by $156.1 million in principal payments on our long-term debt and short-term borrowings, $52.5 million in dividend payments, $198.1 million in stock repurchases, $101.8 million in purchases of redeemable noncontrolling interests, and $6.5 million in net activity from stock option and incentive plans, including related tax payments. Financing activities in fiscal 2024 included $45.1 million in borrowings on the revolving credit facility and short-term notes, offset by $424.6 million in principal payments of on our long-term debt and short-term borrowings, $48.4 million in dividend payments, $70.1 million in stock repurchases, $17.8 million in purchases of redeemable noncontrolling interests, and $6.4 million in net activity from stock option and incentive plans, including related tax payments.

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

The combined financial information for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 was as follows:

	Fiscal Year Ended
	December 27,	December 28,	December 30,
Dollars in thousands	2025	2024	2023
Net sales	$2,874,244	$2,753,999	$2,713,928
Gross profit	855,612	828,055	756,966
Operating income	379,938	354,719	255,401
Net earnings	340,563	220,790	134,831
Net earnings attributable to Valmont Industries, Inc.	340,563	220,790	133,300

The combined financial information as of December 27, 2025 and December 28, 2024 was as follows:

	December 27,	December 28,
Dollars in thousands	2025	2024
Current assets	$901,456	$805,713
Non-current assets	851,743	835,197
Current liabilities	415,155	470,652
Non-current liabilities	1,241,800	1,091,773

As of December 27, 2025 and December 28, 2024, non-current assets included a receivable from non-guarantor subsidiaries of $83,641 and $90,938, respectively. As of December 27, 2025 and December 28, 2024, non-current liabilities included a payable to non-guarantor subsidiaries of $325,225 and $243,465, respectively.

Selected Financial Measures

Return on Invested Capital

Return on invested capital (“ROIC”) and Adjusted ROIC are key operating ratios that enable investors to assess our operating performance relative to the investment needed to generate operating profit. These measures are also utilized to determine management incentives. ROIC is calculated by dividing after-tax operating income by the average of beginning and ending invested capital. Adjusted ROIC is calculated as after-tax operating income, adjusted for certain non-recurring charges or gains. The adjusted figure is then divided by the average of beginning and ending invested capital to determine Adjusted ROIC. Invested capital represents total assets minus total liabilities (excluding mandatorily redeemable financial instrument, interest-bearing debt, and redeemable noncontrolling interests).

ROIC and Adjusted ROIC are non-generally accepted accounting principles (“GAAP”) measures. As such, invested capital, ROIC, and Adjusted ROIC should not be considered in isolation or as substitutes for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP, nor should they be viewed as indicators of our operating performance or liquidity. Additionally, ROIC and Adjusted ROIC, as presented, may not be directly comparable to similarly titled measures used by other companies. The following table shows how invested capital, ROIC, and Adjusted ROIC are calculated from our Consolidated Statements of Earnings and our Consolidated Balance Sheets.

The calculation of these ratios for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 was as follows:

	Fiscal Year Ended
	December 27,	December 28,	December 30,
Dollars in thousands	2025	2024	2023
Operating income	$415,576	$524,584	$291,557
Effective tax rate	6.3%	25.2%	38.1%
Tax effect on operating income	(26,261)	(132,050)	(111,124)
After-tax operating income	$389,315	$392,534	$180,433
Average invested capital	$2,343,300	$2,396,436	$2,504,474
Return on invested capital	16.6%	16.4%	7.2%

Operating income	$415,576	$524,584	$291,557
Impairment of long-lived assets	91,337	—	140,844
Realignment charges	16,066	—	35,210
Other non-recurring charges	14,874	—	5,626
Adjusted operating income	$537,853	$524,584	$473,237
Adjusted effective tax rate[1,2]	23.2%	25.2%	25.9%
Tax effect on adjusted operating income	(124,599)	(132,050)	(122,568)
After-tax adjusted operating income	$413,254	$392,534	$350,669
Average invested capital	$2,343,300	$2,396,436	$2,504,474
Adjusted return on invested capital	17.6%	16.4%	14.0%

Total assets	$3,369,329	$3,329,972	$3,477,448
Less: Defined benefit pension asset	(39,666)	(46,520)	(15,404)
Less: Accounts payable	(359,539)	(372,197)	(358,311)
Less: Accrued expenses	(284,751)	(275,407)	(277,764)
Less: Contract liabilities	(52,013)	(126,932)	(70,978)
Less: Income taxes payable	(12,604)	(22,509)	—
Less: Dividends payable	(13,278)	(12,019)	(12,125)
Less: Deferred income taxes	(5,316)	(6,344)	(21,205)
Less: Operating lease liabilities	(130,007)	(134,534)	(162,743)
Less: Deferred compensation	(29,631)	(27,379)	(32,623)
Less: Other non-current liabilities	(35,320)	(26,736)	(12,818)
Total invested capital	$2,407,204	$2,279,395	$2,513,477
Beginning invested capital	$2,279,395	$2,513,477	$2,495,471
Average invested capital	$2,343,300	$2,396,436	$2,504,474

1 The adjusted effective tax rate for fiscal 2023 excluded the effects of the impairment of long-lived assets of $140.8 million, realignment charges of $35.2 million, non-recurring charges associated with major scope changes for two strategic projects initiated by departed senior leadership of $5.6 million, loss from Argentine peso hyperinflation of $5.1 million, and non-recurring tax benefit items of $3.6 million. The effective tax rate including these items was 38.1%.

2 The adjusted effective tax rate for fiscal 2025 excluded the effects of the impairment of long-lived assets of $91.3 million, the worthless securities deduction and release of foreign tax credit valuation allowances totaling $78.5 million, realignment charges of $16.1 million (of which $0.7 million was included in cost of goods sold), and other non-recurring charges including costs to fulfill contractually required payments for system licenses no longer needed and asset valuation adjustments for a joint venture agriculture solar business totaling $14.9 million (of which $0.7 million was included in cost of goods sold). The effective tax rate including these items was 6.3%.

Adjusted EBITDA and Leverage Ratio

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

The leverage ratio and Adjusted EBITDA are non-GAAP measures. As presented, these measures may not be directly comparable to similarly titled measures used by other companies. They should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with GAAP. Additionally, they should not be interpreted as indicators of operating performance or liquidity.

The calculation of Adjusted EBITDA for the fiscal year ended December 27, 2025 was as follows:

Fiscal Year Ended
December 27,
Dollars in thousands	2025
Net cash flows from operating activities	$456,484
Interest expense	40,542
Income tax expense	23,864
Impairment of long-lived assets	(91,337)
Deferred income taxes	19,196
Redeemable noncontrolling interests	(3,415)
Net periodic pension cost	(1,052)
Contribution to defined benefit pension plan	3,159
Changes in assets and liabilities	82,424
Other	(2,369)
Impairment of long-lived assets	91,337
Realignment charges	16,066
Non-recurring non-cash charges	3,918
Adjusted EBITDA	$638,817

Fiscal Year Ended
December 27,
Dollars in thousands	2025
Net earnings attributable to Valmont Industries, Inc.	$350,273
Interest expense	40,542
Income tax expense	23,864
Depreciation and amortization	88,509
Stock-based compensation	24,308
Impairment of long-lived assets	91,337
Realignment charges	16,066
Non-recurring non-cash charges	3,918
Adjusted EBITDA	$638,817

The calculation of the leverage ratio as of December 27, 2025 was as follows:

December 27,
Dollars in thousands	2025
Interest-bearing debt, excluding origination fees and discounts of $24,892	$829,477
Less: Cash and cash equivalents in excess of $50,000	137,140
Net indebtedness	$692,337
Adjusted EBITDA	638,817
Leverage ratio	1.08

MARKET RISK

Changes in Prices

We rely on certain key materials, including steel, aluminum, zinc, natural gas, and diesel fuel, which are globally traded commodities. As a result, their prices fluctuate based on factors such as supply and demand shifts and the costs of steel‑making inputs. These fluctuations can significantly impact our operating performance and cost of goods sold. Additionally, recent trade policies and tariffs could increase the cost of goods we and our suppliers purchase from Canada, China, and Mexico, potentially leading to higher manufacturing costs for Infrastructure structures.

Steel is particularly critical for our Utility product line, where it represents approximately 50% of net sales. In fiscal 2018, we began using hot-rolled steel coil derivative contracts on a limited basis to help mitigate the impact of rising steel prices on our operating income. For the fiscal year ended December 27, 2025, a hypothetical 20% change in steel prices could have impacted net sales in this product line by approximately $110.0 million, assuming a similar sales mix.

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

Interest Rate Risk: As of December 27, 2025, most of our interest‑bearing debt was fixed rate. We have available to us a revolving credit facility, with an outstanding balance of $65.0 million as of December 27, 2025. Our notes payable, revolving credit facility, and a minor portion of our long-term debt accrue interest at variable rates. As a result, changes in interest rates could affect our future borrowing costs.

Foreign Exchange Risk: Our exposure to transactions in currencies other than an entity’s functional currency is minimal. Consequently, potential exchange losses on future earnings, fair value, and cash flows are not material. However, we are exposed to investment risks related to our foreign operations. To manage these risks, we occasionally enter into foreign currency contracts. As of December 27, 2025, we had three outstanding fixed-for-fixed cross currency swap (“CCS”) agreements. These swaps exchange U.S. dollar principal and interest payments on a portion of our 5.00% senior unsecured notes due in fiscal 2044 for foreign-currency-denominated payments. These CCSs were initiated in fiscal 2024 and fiscal 2025 to mitigate foreign currency risk associated with our foreign-currency-denominated investments and to reduce interest expenses.

In the first quarter of fiscal 2024, we early settled a euro net investment hedge entered into during fiscal 2019, resulting in us receiving proceeds of $2.7 million.

A significant portion of our cash in non-U.S. entities is held in foreign currencies, meaning fluctuations in exchange rates will impact our cash balances when converted to U.S. dollars. A 10% fluctuation in the U.S. dollar’s value would have affected our reported cash balance by approximately $11.6 million in fiscal 2025 and $8.7 million in fiscal 2024.

To manage our investment risk in foreign operations, we either borrow in the functional currencies of those foreign entities or utilize appropriate hedging instruments, such as foreign currency swaps. The following table shows the change in the recorded value of our most significant investments as of December 27, 2025 and December 28, 2024, assuming a hypothetical 10% change in the value of the U.S. dollar.

	December 27,	December 28,
Dollars in millions	2025	2024
Australian dollar	$2.4	$1.9
Brazilian real	10.6	13.4
British pound	23.9	25.6
Canadian dollar	5.1	4.8
Chinese renminbi	5.9	5.4
Euro	10.5	13.2
Indian rupee	4.8	5.2

Commodity Risk: Hot-rolled steel coil is a key input for both of our segments except the Coatings product line. Due to steel price volatility, we use derivative financial instruments to mitigate commodity price risks, particularly for fixed-price orders. In both fiscal 2025 and fiscal 2024, we entered into forward contracts and swaps for hot-rolled steel coil that qualified as cash flow hedges. These contracts help manage variability in cash flows from future steel purchases. As of December 27, 2025, we had open forward contracts and swaps with a notional amount of $6.2 million, covering the purchase of 7,250 short tons in December 2025.

Natural gas is another significant commodity used in our manufacturing processes, particularly in our Coatings product line, where it is used to heat tanks for the hot-dipped galvanizing process. Due to the volatility of natural gas prices, we mitigate this risk through derivative financial instruments. Our policy is to hedge 0% to 75% of our U.S. natural gas needs for the next 6 to 24 months using swaps tied to New York Mercantile Exchange futures. These swaps are designed to reduce the impact of sudden and significant increases in natural gas prices on our earnings. As of December 27, 2025, we had open natural gas swaps with a notional value of $0.8 million for 210,000 MMBtu from January 2026 to December 2026.

Diesel fuel is a major cost for our contracted carriers transporting our products. Diesel fuel prices are subject to volatility, which we manage through the use of derivative financial instruments. In fiscal 2025 and fiscal 2024, we entered into diesel fuel option contracts that qualified as cash flow hedges. These contracts help stabilize cash flows amid fluctuating diesel fuel costs charged by carriers. As of December 27, 2025, we had open option contracts with a notional amount of $8.3 million for the total purchase of 4,032,000 gallons of diesel fuel from December 2025 to June 2027.

Zinc is a critical input for our Coatings product line, where it is used in the hot-dipped galvanizing process. Zinc prices can be volatile due to global supply and demand dynamics, energy costs, and commodity market speculation. To mitigate the risk of rising zinc prices and manage variability in future cash flows, in fiscal 2025 we entered into forward contracts for zinc that qualified as cash flow hedges. These contracts are intended to stabilize the cost of zinc used in our galvanizing operations. As of December 27, 2025, we had open zinc forward contracts with a notional amount of $8.8 million, covering the purchase of 2,880 metric tons of zinc from January 2026 to December 2027.

CRITICAL ACCOUNTING ESTIMATES

The accounting policies described below involve significant judgments and estimates that are used in preparing our Consolidated Financial Statements. Management exercises substantial judgment in determining these estimates, which are essential to our financial reporting. The key areas that involve such estimates include impairments of goodwill and other intangible assets, income taxes, revenue recognition for our Infrastructure product lines recognized over time, and inventory obsolescence. These estimates are based on our past experiences and other assumptions that we believe to be reasonable given the circumstances.

We continually re-evaluate these estimates as circumstances evolve, understanding that actual results may differ due to changes in assumptions or conditions. To ensure accuracy and transparency in our financial reporting, the selection and application of our critical accounting policies are reviewed annually by our Audit Committee.

Depreciation and Amortization

Our long-lived assets include property, plant, and equipment, right-of-use assets, and certain other intangible assets acquired through business acquisitions. We assign useful lives to these assets based on their nature and expected usage, with ranges typically spanning from 3 to 30 years.

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

For the fiscal 2025 annual impairment testing, no reporting units had a fair value lower than their carrying value. However, in the second quarter of fiscal 2025, we identified triggering events that required interim goodwill impairment testing for certain reporting units within the Infrastructure segment, resulting in impairments totaling $64.9 million. For fiscal 2024, no reporting units had a fair value lower than their carrying value. For fiscal 2023, two reporting units had estimated fair values below their carrying values, resulting in impairments: $120.0 million for the Agriculture segment and $1.9 million for the Infrastructure segment.

Our reporting units are cyclical, and their sales and profitability may fluctuate from year to year. For our APAC Highway Safety and EMEA Structures reporting units, with a combined goodwill of approximately $43.6 million, the amount of cushion or excess fair value above their carrying values was less than or approximately 15% as of the most recent impairment test. In addition, our Access Systems reporting unit, with goodwill of approximately $9.5 million, had zero excess fair value over its carrying value following a goodwill impairment recorded during the second quarter of fiscal 2025. We believe these reporting units will generate positive cash flows that meet or exceed their current carrying values, and we will continue to monitor their growth prospects and opportunities for continuous improvement.

The discount rate is a key assumption in our goodwill impairment analyses, as it reflects management’s assessment of the time value of money and the risks inherent in each reporting unit’s projected cash flows. Based on the results of our fiscal 2025 annual impairment testing, the estimated fair value of each reporting unit exceeded its carrying value. Management believes that a hypothetical increase of 50 basis points in the discount rate, considered in isolation, would not have resulted in an impairment for any reporting unit as of the testing date with the exception of the Access Systems reporting unit which would have had an incremental $2.7 million impairment. However, changes in multiple assumptions simultaneously, or adverse changes in future operating performance or market conditions, could significantly impact the estimated fair values of our reporting units.

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

Our indefinite-lived intangible assets primarily consist of trade names, which are tested separately from goodwill. We use the relief-from-royalty method to value these assets, calculating the potential royalty a third party might pay to use the trade name, which is then discounted to present value and tax-effected. For the fiscal 2025 annual impairment testing, the fair value of our trade names exceeded their carrying value. However, in the second quarter of fiscal 2025, based upon an interim triggering event, we performed a test on certain indefinite-lived trade names and two trade names’ carrying values exceeded their fair values, resulting in a $4.8 million impairment within the Infrastructure segment. For fiscal 2024, the fair value of our trade names exceeded their carrying value. For fiscal 2023, one trade name’s carrying value exceeded its fair value, resulting in a $1.7 million impairment within the Infrastructure segment.

Additionally, in the second quarter of fiscal 2025, due to identified impairment indicators, we tested the recoverability of an amortizing customer relationship intangible asset in the Agriculture segment. We determined the asset’s carrying value exceeded its total undiscounted estimated future cash flows. As a result, we recognized a $1.4 million impairment within the Agriculture segment.

Similarly, in the third quarter of fiscal 2023, due to identified impairment indicators, we tested the recoverability of an amortizing proprietary technology intangible asset related to the Prospera subsidiary, which is part of the Agriculture segment. We determined the asset’s carrying value exceeded its total undiscounted estimated future cash flows. As a result, we recognized a $17.3 million impairment within the Agriculture segment.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out method or the weighted average cost method, depending on inventory management practices at each location.

We regularly assess the value of our inventory and record write-downs for slow-moving, obsolete, or excess inventory. The amount of any write-down is calculated as the difference between the inventory’s carrying value and our estimate of its net realizable value. These estimates consider, among other factors, potential future uses of the inventory, the likelihood of selling overstocked inventory, and expected selling prices.

If actual demand, market conditions, or realizability differ from our assumptions, additional inventory write-downs could be required, which could materially affect our results of operations.

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

As of December 27, 2025, we had approximately $59.3 million in deferred tax assets related to tax credits and loss carryforwards, with a valuation allowance of $30.4 million, including $7.6 million for capital loss carryforwards that are unlikely to be realized. In fiscal 2025, in an effort to simplify and align legal entity structure, we were able to generate additional foreign source income that allowed us to utilize certain foreign tax credits that previously had a full valuation allowance. This resulted in a $13.4 million income tax benefit in fiscal 2025. Additional changes in circumstance surrounding deferred tax assets may require adjustments to this allowance, which could impact income tax expense and net income in future periods. Additionally, as the earnings of our non-U.S. subsidiaries (in which we own more than 50%) are not considered indefinitely reinvested, we have recorded a deferred tax liability of $2.4 million, representing taxes to be incurred upon repatriation of these earnings.

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

Revenue Recognition Over Time

Revenue recognition for our contracts is determined by analyzing the specific type, terms, and conditions of each contract with customers. Approximately $1.5 billion of revenue within the Infrastructure segment is recognized over time, which requires more judgment and estimation of expected costs to be incurred.

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

Occasionally, Utility customer orders may require up to three years to complete, often due to the number of structures involved. If actual costs deviate significantly from initial projections, burden rates and production hours per structure may be adjusted, recalibrating revenue recognition for future periods to reflect updated production schedules. During fiscal 2025, 2024, and 2023, no significant input or estimate adjustments were made that impacted revenue recognition for prior fiscal years. If a loss on a performance obligation is projected, a provision for loss is recognized, regardless of production status.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 27, 2025 and December 28, 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and redeemable noncontrolling interests, and cash flows, for each of the three years in the period ended December 27, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill — Refer to Notes 1 and 7 to the consolidated financial statements

Critical Audit Matter Description

The Company has goodwill which is allocated among eleven reporting units. The Company evaluates its eleven reporting units with recorded goodwill for goodwill impairment during the third fiscal quarter of each year, or when events or changes in circumstances indicate the carrying value may not be recoverable, such as the triggering events identified for Access Systems and Solar reporting units in the second quarter of 2025. Reporting units are evaluated using projected after-tax cash flows from operations, net of capital expenditures, discounted to their present value. This valuation method requires management to make significant estimates and assumptions related to projected cash flows and discount rates.

We identified the goodwill impairment assessment at the Access Systems, Solar, and APAC Highway Safety reporting units as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value and the difference between the fair values and the carrying values of the Access Systems and Solar reporting units as of June 28, 2025 and the Access Systems and APAC Highway Safety reporting units as of August 30, 2025. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the projected cash flows and discount rates for these three reporting units.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment for Access Systems, Solar, and APAC Highway Safety reporting units included the following, among others:

●	We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the projected cash flows and discount rates.
●	We evaluated the identification and timing of triggering events identified by management.
●	We evaluated management’s ability to accurately forecast cash flows by comparing actual results to management’s historical forecasts.
●	We evaluated the reasonableness of management’s projected cash flows by comparing to historical results and, for APAC Highway Safety, we also compared to peers and industry reports.
●	With the assistance of our fair value specialists, we evaluated the discount rates including testing the underlying source information and the mathematical accuracy of the calculations. In addition, we developed a range of independent estimates and compared those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 23, 2026

We have served as the Company’s auditor since 1996.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share amounts)

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Product sales	$3,670,596	$3,660,779	$3,772,835
Service sales	433,506	414,255	401,763
Net sales	4,104,102	4,075,034	4,174,598
Product cost of sales	2,610,771	2,580,083	2,672,740
Service cost of sales	253,395	253,739	265,824
Total cost of sales	2,864,166	2,833,822	2,938,564
Gross profit	1,239,936	1,241,212	1,236,034
Selling, general, and administrative expenses	717,633	716,628	768,423
Impairment of long-lived assets	91,337	—	140,844
Realignment charges	15,390	—	35,210
Operating income	415,576	524,584	291,557
Other income (expenses):
Interest expense	(40,542)	(58,722)	(56,808)
Interest income	8,189	7,183	6,230
Gain on deferred compensation investments	3,587	3,634	3,564
Gain (loss) on divestitures	—	(4,474)	2,994
Other	(9,168)	(3,524)	(11,085)
Total other expenses	(37,934)	(55,903)	(55,105)
Earnings before income taxes and equity method investment loss	377,642	468,681	236,452
Income tax expense (benefit):
Current	43,060	142,633	108,770
Deferred	(19,196)	(24,655)	(18,649)
Total income tax expense	23,864	117,978	90,121
Earnings before equity method investment loss	353,778	350,703	146,331
Equity method investment loss	(90)	(79)	(1,419)
Net earnings	353,688	350,624	144,912
Loss (earnings) attributable to redeemable noncontrolling interests	(3,415)	(2,365)	5,937
Net earnings attributable to Valmont Industries, Inc.	$350,273	$348,259	$150,849
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$16.91	$17.31	$6.85
Diluted	$16.79	$17.19	$6.78

See accompanying Notes to Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Net earnings	$353,688	$350,624	$144,912
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	58,275	(70,145)	25,261
Hedging activities:
Unrealized gain (loss) on commodity hedges	1,272	(3,321)	(2,227)
Realized loss (gain) on commodity hedges included in net earnings	(199)	2,255	5,288
Unrealized gain (loss) on cross currency swaps	(6,970)	1,475	(2,119)
Amortization cost included in interest expense	(48)	(48)	(52)
Total hedging activities	(5,945)	361	890
Net gain (loss) on defined benefit pension plan	(9,213)	9,569	(23,326)
Total other comprehensive income (loss), net of tax	43,117	(60,215)	2,825
Comprehensive income	396,805	290,409	147,737
Comprehensive loss (income) attributable to redeemable noncontrolling interests	(4,272)	(1,689)	4,785
Comprehensive income attributable to Valmont Industries, Inc.	$392,533	$288,720	$152,522

See accompanying Notes to Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 27,	December 28,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$187,140	$164,315
Receivables, less allowance of $54,991 and $30,408, respectively	590,127	654,360
Inventories	566,396	590,263
Contract assets	266,922	187,257
Income taxes receivable	38,365	4,756
Prepaid expenses and other current assets	70,698	82,441
Total current assets	1,719,648	1,683,392
Property, plant, and equipment, at cost	1,640,608	1,502,017
Less accumulated depreciation	(966,745)	(913,045)
Property, plant, and equipment, net	673,863	588,972
Goodwill	570,954	623,847
Other intangible assets, net	121,341	134,082
Defined benefit pension asset	39,666	46,520
Operating lease right-of-use assets	139,857	146,916
Deferred compensation investments	29,631	27,379
Non-current deferred tax asset	57,751	37,909
Other non-current assets	16,618	40,955
Total assets	$3,369,329	$3,329,972

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$513	$692
Notes payable to banks	—	1,669
Mandatorily redeemable financial instrument	8,922	—
Accounts payable	359,539	372,197
Accrued employee compensation and benefits	128,155	143,028
Contract liabilities	52,013	126,932
Other accrued expenses	156,596	132,379
Income taxes payable	12,604	22,509
Dividends payable	13,278	12,019
Total current liabilities	731,620	811,425
Deferred income taxes	5,316	6,344
Long-term debt, excluding current installments	795,150	729,941
Operating lease liabilities	130,007	134,534
Deferred compensation liabilities	29,631	27,379
Other non-current liabilities	35,320	26,736
Total liabilities	1,727,044	1,736,359
Redeemable noncontrolling interests	9,498	51,519
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	3,156,235	2,940,838
Accumulated other comprehensive loss	(290,515)	(332,775)
Treasury stock	(1,260,833)	(1,093,869)
Total shareholders’ equity	1,632,787	1,542,094
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,369,329	$3,329,972

See accompanying Notes to Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$353,688	$350,624	$144,912
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	88,509	95,395	98,708
Contribution to defined benefit pension plan	(3,159)	(19,599)	(17,345)
Impairment of long-lived assets	91,337	—	140,844
Loss (gain) on divestitures	—	4,474	(2,994)
Stock-based compensation	24,308	29,869	39,219
Net periodic pension cost	1,052	640	249
Loss (gain) on sale of property, plant, and equipment	(545)	7,619	973
Equity method investment loss	90	79	1,419
Deferred income taxes	(19,196)	(24,655)	(18,649)
Other, net	2,824	—	—
Changes in assets and liabilities:
Receivables	82,466	(29,474)	(46,308)
Inventories	39,442	45,643	88,433
Contract assets	(79,804)	(11,844)	(1,230)
Prepaid expenses and other assets (current and non-current)	21,850	613	(26,161)
Accounts payable	(26,334)	24,801	(10,529)
Contract liabilities (current and non-current)	(80,504)	63,682	(106,884)
Accrued expenses	3,558	8,205	22,591
Current income taxes	(43,019)	18,827	13,746
Other non-current liabilities	(79)	7,779	(14,219)
Net cash flows from operating activities	456,484	572,678	306,775
Cash flows from investing activities:
Purchases of property, plant, and equipment	(145,035)	(79,451)	(96,771)
Proceeds from divestitures, net of cash divested	—	3,830	6,369
Proceeds from sales of assets	2,176	643	1,710
Proceeds from property damage insurance claims	1,408	—	7,468
Acquisitions, net of cash acquired	—	—	(32,676)
Other, net	(1,288)	(3,900)	(1,381)
Net cash flows from investing activities	(142,739)	(78,878)	(115,281)
Cash flows from financing activities:
Proceeds from short-term borrowings	2,840	15,041	30,785
Repayments on short-term borrowings	(4,492)	(16,526)	(34,083)
Proceeds from long-term borrowings	215,785	30,009	370,012
Principal repayments on long-term borrowings	(151,563)	(408,080)	(134,748)
Proceeds from settlement of financial derivatives	—	2,711	—
Dividends paid	(52,481)	(48,358)	(49,515)
Dividends to redeemable noncontrolling interests	(698)	(664)	(662)
Purchases of redeemable noncontrolling interests	(101,771)	(17,745)	—
Repurchases of common stock	(198,089)	(70,069)	(345,279)
Proceeds from exercises under stock plans	6,354	6,632	5,841
Tax withholdings on exercises under stock plans	(12,896)	(13,075)	(18,756)
Other, net	(1,851)	(2,436)	—
Net cash flows from financing activities	(298,862)	(522,560)	(176,405)
Effect of exchange rate changes on cash and cash equivalents	7,942	(9,966)	2,546
Net change in cash and cash equivalents	22,825	(38,726)	17,635
Cash and cash equivalents—beginning of period	164,315	203,041	185,406
Cash and cash equivalents—end of period	$187,140	$164,315	$203,041

Supplemental disclosures of cash flow information:
Interest paid	$38,997	$57,709	$55,541
Income taxes paid	84,228	125,548	103,697

See accompanying Notes to Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per-share amounts)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 31, 2022	$27,900	$—	$2,593,039	$(274,909)	$(765,183)	$1,580,847	$60,865
Net earnings (loss)	—	—	150,849	—	—	150,849	(5,937)
Other comprehensive income, net of tax	—	—	—	1,673	—	1,673	1,152
Cash dividends declared ($2.40 per share)	—	—	(49,898)	—	—	(49,898)	—
Change in redemption value of redeemable noncontrolling interest	—	—	(7,374)	—		(7,374)	7,374
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(662)
Repurchases of common stock; 1,282,706 shares acquired	—	—	(30,000)	—	(318,121)	(348,121)	—
Stock option and incentive plans	—	—	(13,010)	—	39,314	26,304	—
Balance as of December 30, 2023	27,900	—	2,643,606	(273,236)	(1,043,990)	1,354,280	62,792
Net earnings	—	—	348,259	—	—	348,259	2,365
Other comprehensive loss, net of tax	—	—	—	(59,539)	—	(59,539)	(676)
Cash dividends declared ($2.40 per share)	—	—	(48,251)	—	—	(48,251)	—
Purchases of redeemable noncontrolling interests	—	(147)	—	—	—	(147)	(17,598)
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(664)
Fair value adjustment on redeemable noncontrolling interests	—	—	(5,300)	—	—	(5,300)	5,300
Repurchases of common stock; 339,973 shares acquired	—	21,074	—	—	(91,707)	(70,633)	—
Stock option and incentive plans	—	(20,927)	2,524	—	41,828	23,425	—
Balance as of December 28, 2024	27,900	—	2,940,838	(332,775)	(1,093,869)	1,542,094	51,519
Net earnings	—	—	350,273	—	—	350,273	3,415
Other comprehensive income, net of tax	—	—	—	42,260	—	42,260	857
Cash dividends declared ($2.72 per share)	—	—	(53,740)	—	—	(53,740)	—
Purchases of redeemable noncontrolling interests	—	—	(43,598)	—	—	(43,598)	(67,095)
Fair value adjustment on redeemable noncontrolling interests	—	—	(6,011)	—	—	(6,011)	6,011
Change in redemption value of redeemable noncontrolling interests	—	—	(15,489)	—	—	(15,489)	15,489
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(698)
Repurchases of common stock; 607,583 shares acquired	—	—	—	—	(200,767)	(200,767)	—
Stock option and incentive plans	—	—	(16,038)	—	33,803	17,765	—
Balance as of December 27, 2025	$27,900	$—	$3,156,235	$(290,515)	$(1,260,833)	$1,632,787	$9,498

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

Fiscal Year

The Company operates on a 52- or 53-week fiscal year, with each fiscal year ending on the last Saturday in December. Accordingly, the Company’s fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 each consisted of 52 weeks. Certain international subsidiaries are subject to statutory requirements that require a fiscal year end of December 31 (most notably Brazil).

Cash Book Overdrafts

As of December 27, 2025 and December 28, 2024, cash book overdrafts totaling $19,400 and $23,492, respectively, were classified as “Accounts payable” in the Consolidated Balance Sheets. The Company’s policy is to report changes in book overdrafts as “Cash flows from operating activities” in the Consolidated Statements of Cash Flows.

Receivables

Receivables are reported in the Consolidated Balance Sheets net of any allowances for credit losses. Allowances are maintained at levels deemed appropriate based on an evaluation of outstanding receivables, considering factors such as the age of the receivables, prevailing economic conditions, and customer credit quality. As the Company’s international business has expanded, its exposure to potential losses in international markets has also increased. These exposures are particularly challenging to estimate in politically unstable regions, regions where the Company has limited experience, or regions lacking transparency in governmental credit conditions. In fiscal 2025, the Company recognized $23,832 of expected credit losses in its Brazil market given unfavorable macroeconomic factors, including high interest rates in the region, lower net farm income, and higher delinquency rates observed in the agricultural sector.

The following table provides details of the balances of the allowance for credit losses and changes therein:

		Charged to	Currency	Deductions
	Beginning	Profit and	Translation	from	Ending
Fiscal year ended:	Period Balance	Loss	Adjustment	Reserves	Period Balance
December 27, 2025	$30,408	$40,009	$4,361	$(19,787)	$54,991
December 28, 2024	32,897	5,133	(3,190)	(4,432)	30,408
December 30, 2023	20,890	17,657	911	(6,561)	32,897

The Company sells trade accounts receivable at a discount through uncommitted sale programs to third-party financial institutions without recourse. As these accounts receivable are sold without recourse, the Company does not retain the associated risks after the transfer. As of December 27, 2025, the Company had not sold any trade accounts receivable. As of December 28, 2024, the Company sold trade accounts receivable of $20,000.

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

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out method or the weighted average cost method, depending on the inventory management practices at each location.

Finished goods and work-in-process inventories include the cost of raw materials, direct labor, and applicable manufacturing overhead incurred to convert materials into finished products. Inventory balances are periodically reviewed and written down, as necessary, for damaged, obsolete, excess, or slow-moving items based on management’s estimates of net realizable value.

Long-Lived Assets

Property, plant, and equipment are recorded at historical cost. For financial reporting purposes, the Company primarily uses the straight-line method for depreciation and amortization, whereas accelerated methods are applied for income tax purposes. The estimated useful lives of assets for annual depreciation and amortization are as follows:

●	Buildings and improvements: 10 to 30 years
●	Machinery and equipment: 3 to 15 years
●	Transportation equipment: 5 to 10 years
●	Office furniture and equipment: 3 to 7 years
●	Intangible assets: 2 to 20 years

Property, plant, and equipment are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Recoverability is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the asset is not recoverable, an impairment loss is measured as the amount by which the carrying amount exceeds fair value.

The Company evaluates goodwill for impairment annually during the third fiscal quarter or whenever events or circumstances indicate potential impairment. This assessment includes estimating after-tax operating cash flows (net of capital expenditures) and discounting them to present value.

Indefinite‑lived intangible assets are evaluated separately from goodwill using a relief-from-royalty method as part of the annual impairment testing. Significant changes in assumptions related to a reporting unit’s goodwill or indefinite‑lived intangible assets may trigger a re-evaluation for potential impairment. Factors considered in these assessments include recent operating performance, projected future performance, industry conditions, and other relevant indicators. For details on impairments of goodwill and other intangible assets recognized during fiscal 2025 and fiscal 2023, see Note 7.

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

Accumulated Other Comprehensive Income (Loss)

Comprehensive income consists of net earnings, foreign currency translation adjustments, certain derivative-related activities, and changes in prior service costs and net actuarial losses related to the pension plan. The results of operations for foreign subsidiaries are translated using average exchange rates for the reporting period, while assets and liabilities are translated at the exchange rates in effect on the balance sheet dates. As of December 27, 2025 and December 28, 2024, the accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	December 27,	December 28,
	2025	2024
Foreign currency translation adjustments	$(248,741)	$(306,159)
Hedging activities	15,405	21,350
Defined benefit pension plan	(57,179)	(47,966)
Accumulated other comprehensive loss	$(290,515)	$(332,775)

Revenue Recognition

The Company evaluates each customer contract to determine the appropriate revenue recognition model based on its type, terms, and conditions. Contracts generally contain fixed-price terms, and the Company excludes sales tax from revenue. Contract revenues are classified as “Product sales” when the performance obligation involves manufacturing and selling goods, and as “Service sales” when the performance obligation involves providing a service. Service revenue is primarily associated with the Coatings product line and the remote monitoring subscription services within the Technology Products and Services product line.

Customer acceptance provisions generally apply only during the design stage, although the Company may agree to other acceptance terms on a limited basis. Customers are required to approve the design before manufacturing begins and products are delivered. The Company does not earn compensation solely for product design and does not consider design services to be a separate performance obligation; accordingly, no revenue is recognized for design services. Bid and proposal costs, including design services performed prior to contract inception, are expensed as incurred. Customers do not have general rights of return after delivery, and the Company establishes provisions for estimated warranties.

Shipping and handling costs are included in cost of sales, with freight considered a fulfillment obligation rather than a separate performance obligation. Freight expenses are recognized proportionally as the structure is manufactured, in line with revenue recognized from the associated customer contract over time. Except for the Utility, Solar, and Telecommunications product lines, inventory is interchangeable among the various customers within each segment. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. If payment is expected within one year of transferring control of goods or services, the Company does not adjust contract consideration for any significant financing component.

Most customers are invoiced upon shipment or delivery of goods to their specified locations. Contract assets are recognized as revenue is earned over time and are reduced when the customer is invoiced. As of December 27, 2025 and December 28, 2024, the Company’s contract assets totaled $266,922 and $187,257, respectively, and were recorded as “Contract assets” in the Consolidated Balance Sheets.

Certain customers are invoiced through advance or progress billings. When the progress toward performance obligations is less than the amount billed to the customer, the excess is recorded as a contract liability. As of December 27, 2025, total contract liabilities were $52,475, with $52,013 recorded as “Contract liabilities” and $462 as “Other non-current

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

liabilities” in the Consolidated Balance Sheets. As of December 28, 2024, total contract liabilities were $130,696, with $126,932 recorded as “Contract liabilities” and $3,764 as “Other non-current liabilities” in the Consolidated Balance Sheets. Additional details are as follows:

●	During the fiscal years ended December 27, 2025 and December 28, 2024, the Company recognized $124,246 and $53,819 in revenue, respectively, from amounts included in contract liabilities as of December 28, 2024 and December 30, 2023. This revenue reflects advance payments applied to performance obligations completed during the respective periods.
●	As of December 27, 2025, the Company had $462 in remaining performance obligations on contracts with an original expected duration of one year or more. These obligations are expected to be fulfilled within the next 12 to 24 months.

Segment and Product Line Revenue Recognition

Infrastructure Segment

Steel and concrete structures in the Utility product line are custom engineered to customer specifications. Due to this level of customization, the products typically have no alternative use to the Company if an order is canceled after production begins. Customer contracts include termination clauses or provide enforceable rights to payment for work performed to date, including a reasonable profit. These terms support the conclusion that control transfers to the customer over time. Accordingly, revenue is recognized based on progress toward completion of the performance obligation.

Progress is measured using an input-based method, generally the ratio of production hours incurred to total estimated hours required for the project. The resulting percentage of completion is applied to the transaction price and estimated costs to determine revenue, cost of sales, and gross profit for the reporting period. Orders are typically completed within several months and therefore there is no significant financing component.

For certain sales, the Company engages external sales agents and incurs commissions and other direct incremental costs to obtain sales contracts, which are recognized proportionately as progress is made. The Company has elected to apply the practical expedient to expense such costs as incurred, as the amortization period of the related assets is expected to be one year or less. Accordingly, these costs are recorded in “Selling, general, and administrative expenses” in the Consolidated Statements of Earnings.

Revenue from Solar product line structures is recognized at a point in time, generally upon shipment or delivery, depending on contract terms.

Revenue from structures in the Lighting and Transportation product line and from most Telecommunications products is recognized at a point in time, generally upon shipment or delivery to the customer, which aligns with the billing date.

However, certain large regional customers in the Telecommunications product line require customized structures with unique specifications. When such contracts include cancellation clauses requiring payment for work performed plus a reasonable margin, the Company recognizes revenue over time using an input-based method (hours incurred relative to total estimated hours) consistent with the Utility product line.

Revenue from Coatings product line services, including galvanizing and powder coating, is recognized upon completion of the service and when goods are available for pickup or delivery.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Agriculture Segment

Revenue from irrigation equipment, related parts, services, and tubular products sold to industrial customers is recognized at a point in time, typically upon shipment, which aligns with when the Company bills the customer.

For certain international irrigation projects, customers require installation services in addition to equipment. These contracts contain multiple performance obligations. The standalone selling price for each performance obligation is estimated using management’s assessment of the price a customer would pay on a standalone basis, which generally reflects cost plus a reasonable profit margin.

Remote monitoring subscription services within the Technology Products and Services product line are billed primarily on an annual basis. Revenue from these services is recognized over time on a straight-line basis over the contract term.

Over Time and Point in Time Revenue

The disaggregation of revenue by product line is provided in Note 20. A breakdown of revenue recognized over time and at a point in time by segment for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 is as follows:

	Fiscal Year Ended
	December 27, 2025		December 28, 2024		December 30, 2023
	Point in Time	Over Time	Point in Time	Over Time	Point in Time	Over Time
Infrastructure	$1,612,552	$1,477,180	$1,656,355	$1,342,026	$1,744,139	$1,255,498
Agriculture	978,828	35,542	1,043,960	32,693	1,144,633	30,328
Total net sales	$2,591,380	$1,512,722	$2,700,315	$1,374,719	$2,888,772	$1,285,826

Equity Method Investments

The Company has equity method investments in non-consolidated subsidiaries, which are recorded as “Other non-current assets” in the Consolidated Balance Sheets.

Treasury Stock

Repurchased shares are recorded as “Treasury stock” and result in a reduction of “Shareholders’ equity” in the Consolidated Balance Sheets. When treasury shares are reissued, the Company applies the last-in, first-out method. Any difference between the repurchase cost and the reissuance price is charged or credited to “Additional paid-in capital” (or “Retained earnings” in the absence of “Additional paid-in capital”). As of December 27, 2025, the Company had repurchased 8,843,280 shares for approximately $1,533,045 under the Company’s share repurchase program.

Research and Development

Research and development costs are expensed as incurred and included in “Selling, general, and administrative expenses” in the Consolidated Statements of Earnings. For the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, research and development costs were approximately $33,000, $59,000, and $55,000, respectively.

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

The Company’s payment terms with suppliers participating in the supplier finance program, which the Company deems to be commercially reasonable, generally range up to 75 days. The Company has no direct financial relationship with the financial institution beyond the payment of confirmed invoices on their contractual due dates, and the Company has not pledged any assets or provided guarantees in connection with the supplier finance program.

For invoices from participating suppliers that are not sold under the supplier finance program, the financial institution pays the supplier on the invoice’s due date. The invoice amounts and scheduled payment terms remain unchanged, regardless of whether the supplier decides to sell under these arrangements. Payments related to these obligations are included in “Cash flows from operating activities” in the Consolidated Statements of Cash Flows.

As of December 27, 2025 and December 28, 2024, outstanding payment obligations under the Company’s supplier finance program (included in “Accounts payable” in the Consolidated Balance Sheets) were as follows:

	December 27,	December 28,
	2025	2024
Confirmed obligations outstanding—beginning of period	$45,602	$41,916
Invoices confirmed	275,948	216,731
Confirmed invoices paid	(265,226)	(213,045)
Confirmed obligations outstanding—end of period	$56,324	$45,602

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

As a result of these redemption features, the Company records the noncontrolling interests as redeemable and classifies the balances in temporary equity in the Consolidated Balance Sheets, initially at their acquisition-date fair value. The Company adjusts the redeemable noncontrolling interests each reporting period for the net income (loss) attributable to the noncontrolling interests and any applicable redemption value adjustments using the maximum redemption value. Redemption value adjustments are offset against retained earnings. Earnings used in the computation of earnings per share for the reporting period are impacted by redemption value adjustments for noncontrolling interests redeemable at amounts other than fair value using the entire adjustment method.

During the thirteen weeks ended June 28, 2025, the Company recorded a $26,243 change in the redemption value of redeemable noncontrolling interest related to the Company’s joint venture agriculture solar business, which was reflected in “Shareholders’ equity” and “Redeemable noncontrolling interests.” This represented a change in redemption value that was treated as an adjustment to net earnings for purposes of calculating earnings per share. The Company determined that the change in redemption value included the correction of a prior-year error in the determination of the redemption value of redeemable noncontrolling interest totaling $21,792. This correction increased diluted loss per share by $1.10 for the thirteen weeks ended June 28, 2025 and decreased diluted earnings per share by $1.09 for the fifty-two weeks ended December 27, 2025. The Company concluded that the correction was not material to the period or to any previously issued financial statements.

As of December 27, 2025 and December 28, 2024, the redeemable noncontrolling interests were $9,498 and $51,519, respectively. The final amounts paid for these interests may vary significantly, as the redemption amounts are contingent on the future operational results of the respective businesses.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update is intended to improve transparency and usefulness in income tax disclosures, particularly in areas such as rate reconciliation and reporting of income taxes paid. This guidance is effective prospectively for the fiscal year ending December 27, 2025. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements. See Note 9 for the required disclosures associated with this update.

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

(2) ACQUISITIONS

Acquisitions of Businesses

On August 31, 2023, the Company acquired HR Products for $58,044 Australian dollars ($37,302 United States (“U.S.”) dollars) in cash, net of cash acquired, and subject to working capital adjustments. Of the purchase price, $7,200 Australian dollars ($4,626 U.S. dollars) was withheld at closing as a retention fund to address contingencies and potential disagreements. This retention amount was settled in two equal payments, with the first payment made during the third quarter of fiscal 2024 and the second payment made during the third quarter of fiscal 2025.

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

Pro forma disclosures have been omitted, as this acquisition did not significantly impact the Company’s financial results. Acquisition-related costs for this transaction were insignificant in all fiscal years presented.

Subsequent to the fourth quarter of fiscal 2025, on January 12, 2026, the Company acquired the remaining 80% ownership interest in RMDS Innovation, Inc., a Quebec-based technology company, for approximately $20,745 Canadian dollars ($15,150 U.S. dollars), subject to customary working capital adjustments. The purchase price includes $4,108 Canadian dollars ($3,000 U.S. dollars) of contingent consideration, which management currently expects is probable of payment and payable in two future earn-out installments. The Company expects that the majority of the purchase price will be allocated to goodwill and will finalize the purchase price allocation within the one-year measurement period. In addition, the Company will remeasure its previously held equity method investment to fair value as of the acquisition date.

Acquisitions of Redeemable Noncontrolling Interests

In the fourth quarter of fiscal 2025, the Company completed negotiations with the noncontrolling interest holders of Solbras Energia Solar do Brasil S.A. to acquire the remaining 45% ownership interest and entered into a revised shareholder purchase agreement with a final redemption amount of approximately 79,000 Brazilian reais ($14,246 U.S dollars). Payment of this amount was made in the fourth quarter of fiscal 2025, thereby settling the related redeemable noncontrolling interest. The redemption resulted in an increase to “Retained earnings” of approximately $11,997 and increased diluted earnings per share by $0.61 and $0.60 for the thirteen and fifty-two weeks ended December 27, 2025, respectively.

In the fourth quarter of fiscal 2025, the Company completed negotiations with the noncontrolling interest holders of ConcealFab, Inc. to acquire the remaining 40% ownership interest outside of the existing redemption rights period. The Company entered into revised shareholder purchase agreements with each minority shareholder for an aggregate purchase price of approximately $81,822. Approximately $72,900 of this amount was paid during the fourth quarter of fiscal 2025, with the remaining approximately $8,922, recorded as “Mandatorily redeemable financial instrument” in the Consolidated Balance Sheets, paid in the first quarter of fiscal 2026.

In the third quarter of fiscal 2025, following the exercise of put options by the minority shareholders, the Company acquired an additional approximately 30% ownership interest of Valmont Irrigation Argentina B.V. for $14,624.

In the first quarter of fiscal 2024, the Company acquired an additional approximately 9% ownership interest of ConcealFab, Inc. for $7,227 and the remaining 25% ownership interest of Valmont Substations, LLC for $10,518.

These transactions involved acquiring portions of the remaining shares in consolidated subsidiaries, with no changes in control. See Note 1 for further information on the Company’s redeemable noncontrolling interests.

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

On October 31, 2024, the Company completed the sale of its extractive business, which included the manufacturing and distribution of screening products to the mining and quarrying sectors in Australia and New Zealand, which was reported in the Infrastructure segment. The Company received net proceeds of $5,042 Australian dollars ($3,330 U.S. dollars) at closing, with an additional $1,800 Australian dollars ($1,172 U.S. dollars) to be received through two payments. The first payment of $800 Australian dollars ($503 U.S. dollars) was received in the first quarter of fiscal 2025, and the second payment is expected to be received in the second quarter of fiscal 2026. In the fourth quarter of fiscal 2024, a pre-tax loss of $2,567 Australian dollars ($1,695 U.S. dollars) was reported in “Other income (expenses)” in the Consolidated Statements of Earnings.

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

(4) REALIGNMENT ACTIVITIES

During fiscal 2025, the Company completed a targeted organizational realignment to better align operations and commercial teams, reduce layers of management, and enhance the speed and agility of decision-making across the business. These actions resulted in pre-tax cash charges of $16,066, of which $15,390 was included in “Realignment charges” and $676 was included in “Product cost of sales” in the Consolidated Statements of Earnings.

During the fiscal year ended December 27, 2025, the Company recorded the following pre-tax expenses related to realignment activities:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$3,423	$2,940	$4,904	$11,267
Contract/lease termination	1,324	—	—	1,324
Purchase commitment losses	3,475	—	—	3,475
	$8,222	$2,940	$4,904	$16,066

Changes in liabilities recorded related to realignment activities were as follows:

	Balance as of	Recognized	Costs Paid or	Balance as of
	December 28,	Realignment	Otherwise	December 27,
	2024	Expense	Settled	2025
Severance and other employee benefit costs	$—	$11,267	$(6,558)	$4,709
Contract/lease termination	—	1,324	(936)	388
Purchase commitment losses	—	3,475	—	3,475
	$—	$16,066	$(7,494)	$8,572

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

During the fiscal year ended December 30, 2023, the Company recorded the following pre-tax expenses, included in “Realignment charges” in the Consolidated Statements of Earnings, related to the Realignment Program:

	Infrastructure	Agriculture	Corporate	Total
Severance and other employee benefit costs	$17,260	$9,101	$8,849	$35,210

(5) INVENTORIES

As of December 27, 2025 and December 28, 2024, inventories consisted of the following:

	December 27,	December 28,
	2025	2024
Raw materials and purchased parts	$253,594	$231,811
Work in process	36,388	35,466
Finished and manufactured goods	276,414	322,986
Total inventories	$566,396	$590,263

As of December 27, 2025 and December 28, 2024, the Company’s inventory reserves were $68,001 and $41,146, respectively.

(6) PROPERTY, PLANT, AND EQUIPMENT

As of December 27, 2025 and December 28, 2024, property, plant, and equipment, at cost, consisted of the following:

	December 27,	December 28,
	2025	2024
Land and improvements	$135,997	$118,199
Buildings and improvements	430,563	405,710
Machinery and equipment	804,232	738,329
Transportation equipment	31,749	29,825
Office furniture and equipment	133,338	135,344
Construction in progress	104,729	74,610
Total property, plant, and equipment, at cost	1,640,608	1,502,017
Less accumulated depreciation	(966,745)	(913,045)
Total property, plant, and equipment, net	$673,863	$588,972

Depreciation expense for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 was $77,257, $81,181, and $78,138, respectively.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of December 27, 2025 and December 28, 2024, the carrying amounts of goodwill by segment were as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 28, 2024	$470,988	$322,241	$793,229
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of December 28, 2024	421,606	202,241	623,847
Impairment	(64,869)	—	(64,869)
Foreign currency translation	10,850	1,126	11,976
Balance as of December 27, 2025	$367,587	$203,367	$570,954

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

	Infrastructure	Agriculture	Total
Gross balance as of December 30, 2023	$478,663	$323,683	$802,346
Accumulated impairment losses	(49,382)	(120,000)	(169,382)
Balance as of December 30, 2023	429,281	203,683	632,964
Acquisition measurement period adjustment	—	331	331
Divestiture	(1,509)	—	(1,509)
Foreign currency translation	(6,166)	(1,773)	(7,939)
Balance as of December 28, 2024	$421,606	$202,241	$623,847

In the second quarter of fiscal 2025, the Company identified triggering events that required interim goodwill impairment testing for certain reporting units within the Infrastructure segment. Due to the Company’s strategic exit from the North American solar tracker market, increased competitive pressures in Brazil, and uncertainty surrounding European policies, an interim goodwill impairment test was conducted for the Solar reporting unit. The fair value of the reporting unit was estimated using a discounted cash flow analysis, which required the Company to estimate the future cash flows as well as select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. The carrying amount of this reporting unit exceeded its estimated fair value, resulting in a goodwill impairment charge of $41,869 within the Infrastructure segment. Additionally, due to a reduction in forecasted sales primarily resulting from general market weakness in Australia, an interim goodwill impairment test was also performed for the Access Systems reporting unit. Using a discounted cash flow analysis, the Company determined that the carrying amount exceeded its estimated fair value, resulting in a goodwill impairment charge of $23,000 within the Infrastructure segment.

In the third quarters of fiscal 2025 and fiscal 2024, the Company performed its annual goodwill impairment assessment utilizing a quantitative test on all of its reporting units, with measurement dates of August 30, 2025 and September 1, 2024, respectively. Based on discounted cash flow analyses, the estimated fair value of all reporting units exceeded their respective carrying values in both periods and no impairments were recorded.

In the third quarter of fiscal 2023, the Company recognized impairment charges of $120,000 and $1,915 in the Agriculture and Infrastructure segments, respectively, using a discounted cash flow analysis, resulting from the Company’s annual goodwill impairment assessment as of September 2, 2023.

Other Intangible Assets

As of December 27, 2025 and December 28, 2024, the components of other intangible assets were as follows:

	December 27, 2025		December 28, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$219,631	$165,514	$230,063	$166,516
Patents and proprietary technology	28,166	16,374	26,225	13,829
Trade names	—	—	2,870	2,654
Other	614	594	4,430	4,245
Non-amortizing intangible assets:
Trade names	55,412	—	57,738	—
	$303,823	$182,482	$321,326	$187,244

The weighted-average life of amortizing intangible assets is approximately three years. Amortization expense for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 was $11,252, $14,214, and $19,455, respectively. Amortization expense is expected to average $9,166 annually over the next five fiscal years, based on amortizing intangible assets reported as of December 27, 2025.

In the second quarter of fiscal 2025, based on identified triggering events discussed above, the Company performed an impairment test on indefinite-lived trade names associated with the Solar and Access Systems reporting units. Using the relief-from-royalty method, the Company determined that the carrying amounts of the trade names exceeded their estimated

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

fair values. As a result, impairment charges of $4,830 were recognized within the Infrastructure segment. Additionally, in the second quarter of fiscal 2025, an impairment charge of $1,395 was recognized within the Agriculture segment for a customer relationship intangible asset that was determined not to be recoverable.

In the third quarter of fiscal 2025 and fiscal 2024, the Company tested its indefinite-lived trade names for impairment as part of its annual impairment assessment, with measurement dates of August 30, 2025 and September 1, 2024, respectively. The values of each trade name were determined using the relief-from-royalty method, and no trade names were determined to be impaired in either period.

In the third quarter of fiscal 2023, using the relief-from-royalty method, the Company recognized an impairment charge of $1,656 in the Infrastructure segment as a result of the Company’s annual indefinite-lived trade name impairment assessment as of September 2, 2023. Additionally, in the third quarter of fiscal 2023, the Company recognized an impairment charge of $17,273 in the Agriculture segment for a certain amortizing proprietary technology intangible asset related to the Prospera subsidiary.

(8) BANK CREDIT ARRANGEMENTS

The Company maintains various lines of credit with financial institutions for short-term borrowing purposes. As of December 27, 2025, the aggregate amount available under these lines of credit was $10,071. Outstanding borrowings under these arrangements were $0 and $1,669 as of December 27, 2025 and December 28, 2024, respectively, and are recorded as “Notes payable to banks” in the Consolidated Balance Sheets.

Borrowings under the lines of credit bear interest at variable rates based on the respective banks’ cost of funds. The terms of the lines of credit may be modified by the banks from time to time, subject to the Company’s approval.

(9) INCOME TAXES

Earnings (loss) before income taxes and equity method investment loss for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 were as follows:

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
United States	$417,532	$328,953	$195,491
Foreign	(39,890)	139,728	40,961
Earnings before income taxes and equity method investment loss	$377,642	$468,681	$236,452

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Income tax expense (benefit) for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 consisted of:

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Current:
Federal	$208	$84,110	$42,226
State	7,853	17,738	8,480
Foreign	36,329	42,150	56,107
Total current income tax expense	44,390	143,998	106,813
Non-current:	(1,330)	(1,365)	1,957
Deferred:
Federal	2,103	(21,498)	(12,585)
State	2,882	(5,261)	(2,586)
Foreign	(24,181)	2,104	(3,478)
Total deferred income tax benefit	(19,196)	(24,655)	(18,649)
Total income tax expense	$23,864	$117,978	$90,121

Total income taxes paid (net of refunds) for the fiscal year ended December 27, 2025 was as follows:

Fiscal Year Ended
December 27,
Jurisdiction	2025
U.S. federal	$26,484
Aggregated state and local	13,397
Foreign:
Australia	11,853
Brazil	6,468
China	4,293
Italy	7,137
Mexico	4,577
Other	10,019
Total foreign	44,347
Total net income taxes paid	$84,228

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

The reconciliation of the U.S. federal statutory income tax rate and the effective tax rate for the fiscal year ended December 27, 2025 was as follows:

	Fiscal Year Ended
	December 27, 2025
	Amount	Percent
U.S. federal statutory income tax rate	$79,305	21.0%
State and local income taxes, net of federal income tax effect (a)	8,141	2.2
Domestic federal:
Tax credits	(7,236)	(1.9)
Nontaxable or nondeductible items	1,559	0.4
Effect of cross-border tax laws:
Deduction for worthless securities	(66,094)	(17.5)
Other	2,878	0.7
Changes in valuation allowances	(13,119)	(3.5)
Foreign tax effects:
Australia
Goodwill impairment	6,900	1.8
Other	2,480	0.7
Brazil
Foreign jurisdictional tax rate differences	(7,610)	(2.0)
Other	3,750	1.0
Italy
Goodwill impairment	10,054	2.7
Other	(125)	(0.0)
Other foreign jurisdictions	2,944	0.8
Changes in unrecognized tax benefits	(1,330)	(0.4)
Other adjustments	1,367	0.3
Effective tax rate	$23,864	6.3%
(a)	State taxes in Alabama, California, Georgia, Illinois, Iowa, Louisiana, Maryland, Pennsylvania, and Texas made up the majority.

The reconciliations of the U.S. federal statutory income tax rate and the effective tax rate for the fiscal years ended December 28, 2024 and December 30, 2023 were as follows:

	Fiscal Year Ended
	December 28,	December 30,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.2	1.8
Carryforwards, credits and changes in valuation allowances	(1.9)	(2.4)
Foreign jurisdictional tax rate differences	1.5	4.6
Changes in unrecognized tax benefits	(0.3)	0.8
Impairment of goodwill and other intangible assets	—	11.9
Excess tax benefit on equity compensation	0.7	1.1
Loss on divestitures	0.1	—
Other	1.9	(0.7)
Effective tax rate	25.2%	38.1%

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

credit carryforwards. The tax effects of significant items comprising the Company’s net deferred income tax assets (liabilities) as of December 27, 2025 and December 28, 2024 were as follows:

	December 27,	December 28,
	2025	2024
Deferred income tax assets:
Accrued expenses and allowances	$45,069	$28,099
Allowance for doubtful accounts	11,237	3,241
Tax credits and loss carryforwards	59,295	56,180
Inventory allowances	16,367	10,538
Accrued compensation and benefits	21,951	25,779
Lease liabilities	37,957	41,628
Research and development expenditures	29,549	41,214
Deferred compensation	13,598	13,351
Gross deferred income tax assets	235,023	220,030
Valuation allowance	(37,239)	(44,920)
Net deferred income tax assets	197,784	175,110
Deferred income tax liabilities:
Property, plant, and equipment	42,842	36,342
Intangible assets	48,559	48,571
Defined benefit pension asset	9,917	11,630
Lease assets	37,956	41,627
Other deferred tax liabilities	6,075	5,375
Total deferred income tax liabilities	145,349	143,545
Net deferred income tax assets	$52,435	$31,565

The Company’s management has reviewed recent operating results and projected future results, concluding that the realization of its net deferred tax assets is more likely than not. This assessment is based on, among other factors, recent operational changes and available tax planning strategies. As of December 27, 2025 and December 28, 2024, the amounts related to tax credits and loss carryforwards were $59,295 and $56,180, respectively.

Valuation allowances have been recorded for specific losses, reducing deferred tax assets to an amount that is more likely than not realizable. Deferred tax assets as of December 27, 2025 related to tax loss and tax credit carryforwards not reduced by valuation allowances are set to expire beginning in 2026.

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

The following summarizes the activity related to unrecognized tax benefits for the fiscal years ended December 27, 2025 and December 28, 2024:

	Fiscal Year Ended
	December 27,	December 28,
	2025	2024
Gross unrecognized tax benefits—beginning of period	$2,707	$4,306
Gross increases (decreases) from tax positions in prior period	(44)	44
Gross increases from current‑period tax positions	1,381	410
Settlements with taxing authorities	—	(1,277)
Lapses of statutes of limitation	(1,517)	(776)
Gross unrecognized tax benefits—end of period	$2,527	$2,707

Accrued interest and penalties amounted to $156 and $383 as of December 27, 2025 and December 28, 2024, respectively. The Company’s policy is to record interest and penalties directly related to income taxes as “Income tax expense” in the Consolidated Statements of Earnings.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

The Company files income tax returns in the U.S., various states, and foreign jurisdictions. U.S. tax years from 2022 onward remain open under statutes of limitation. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate were $2,643 and $2,993 as of December 27, 2025 and December 28, 2024, respectively.

In the third quarter of fiscal 2025, on July 4, 2025, federal tax legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The legislation includes a broad range of tax reform provisions. The Company recognized the impacts of the 2025 provisions, including those related to the timing of deductions for depreciation and research and experimentation costs. Certain provisions of OBBBA will become effective in 2026 and subsequent years. While the legislation is not expected to have a material impact on the Company’s consolidated results of operations, the Company continues to evaluate the potential effects of OBBBA on future periods.

The Organisation for Economic Co-operation and Development (“OECD”) issued Pillar Two model rules for a global minimum tax framework, effective January 1, 2024. While the U.S. has not enacted legislation to adopt Pillar Two, certain countries in which the Company operates have implemented it, while others are in the process of doing so. Further, on January 5, 2026, the OECD issued administrative guidance regarding the Side-by-Side (“SbS”) Safe Harbor under Pillar Two, which is expected to exempt U.S. companies and their subsidiaries from certain provisions of Pillar Two beginning in fiscal 2026. The SbS Safe Harbor does not impact the Company in the current fiscal year. However, the Company will continue to monitor regulatory developments and the implementation of the SbS Safe Harbor in the jurisdictions in which the Company operates. In fiscal 2025, Pillar Two had no material impact on the Company’s effective tax rate, and the Company does not currently expect it to have a significant impact going forward.

(10) LONG-TERM DEBT

Long-term debt as of December 27, 2025 and December 28, 2024 was as follows:

	December 27,	December 28,
	2025	2024
5.00% senior unsecured notes due in fiscal 2044 (a)	$450,000	$450,000
5.25% senior unsecured notes due in fiscal 2054 (b)	305,000	305,000
Unamortized discount on 5.00% and 5.25% senior unsecured notes (a) (b)	(18,790)	(19,239)
Revolving credit agreement (c)	65,000	—
Other notes	555	1,246
Debt issuance costs	(6,102)	(6,374)
Long-term debt	795,663	730,633
Less: Current installments of long-term debt	513	692
Long-term debt, excluding current installments	$795,150	$729,941
(a)	The 5.00% senior unsecured notes due in fiscal 2044 have an aggregate principal amount of $450,000, with an unamortized discount balance of $11,814 as of December 27, 2025. These notes bear interest at 5.00% per annum and are due on October 1, 2044. The discount will be amortized and recognized as interest expense over the term of the notes as interest payments are made. The notes may be repurchased prior to maturity, in whole or in part, at any time at 100% of their principal amount, plus a make-whole premium and accrued interest. These notes are guaranteed by certain subsidiaries of the Company.
(b)	The 5.25% senior unsecured notes due in fiscal 2054 have an aggregate principal amount of $305,000, with an unamortized discount balance of $6,976 as of December 27, 2025. These notes bear interest at 5.25% per annum and are due on October 1, 2054. The discount will be amortized and recognized as interest expense over the term of the notes as interest payments are made. The notes may be repurchased prior to maturity, in whole or in part, at any time at 100% of their principal amount, plus a make-whole premium and accrued interest. These notes are guaranteed by certain subsidiaries of the Company.
(c)	On July 10, 2025, the Company along with its wholly owned subsidiaries Valmont Industries Holland B.V. and Valmont Group Pty. Ltd., as borrowers, amended and restated the revolving credit agreement with the Company’s lenders. The maturity date of the revolving credit facility was extended to July 10, 2030. This facility provides for $800,000 in committed unsecured revolving credit loans, with available borrowings of up to $400,000 in foreign

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

currencies. The Company may increase the credit facility by up to an additional $400,000 at any time, subject to lenders agreeing to increase their commitments. The interest rate on the borrowings will be, at the Company’s option:
(i)	the term Secured Overnight Financing Rate (“SOFR”), based on a one-, three-, or six-month period, as selected by the Company, and a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Ratings;
(ii)	the higher of
●	the prime lending rate,
●	the overnight bank rate plus 50 basis points, or
●	term SOFR (based on a one-month period) plus 100 basis points,

plus, in each case, 0 to 62.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Ratings; or

(iii)	daily simple SOFR and a spread of 100 to 162.5 basis points, depending on the credit rating of the Company’s senior unsecured long-term debt published by S&P Global Ratings and Moody’s Ratings.

The Company maintains a revolving credit facility for general liquidity purposes including for working capital, capital expenditures, debt service, taxes, and pension contributions. As of December 27, 2025, the Company had outstanding borrowings of $65,000 under its revolving credit facility. As of December 27, 2025, the Company could borrow an additional $734,838 under the facility, after accounting for standby letters of credit totaling $162 related to certain insurance obligations. The Company’s revolving credit facility includes a financial leverage covenant, with which the Company was in compliance as of December 27, 2025.

The minimum aggregate maturities of long-term debt for each of the five fiscal years following the fiscal year ended December 27, 2025 are as follows: $513, $42, $0, $0, and $65,000.

The obligations under the 5.00% senior unsecured notes due in fiscal 2044, the 5.25% senior unsecured notes due in fiscal 2054, and the revolving credit facility are guaranteed by the Company and its wholly owned subsidiaries Valmont Telecommunications, Inc., Valmont Coatings, Inc., Valmont Newmark, Inc., and Valmont Queensland Pty. Ltd.

See Note 14 for further information on the fair value of the Company’s long-term debt.

(11) STOCK-BASED COMPENSATION

The Company administers stock‑based compensation plans that have been approved by its shareholders. Under these plans, the Human Resources Committee of the Board of Directors is authorized to grant various types of awards, including incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units, and common stock bonuses. As of December 27, 2025, 1,367,546 shares of common stock remained available for issuance under the plans. The shares and options issued and available are subject to changes in capitalization. The Company’s policy is to issue shares upon the exercise of stock options, the vesting of restricted stock units, or the issuance of restricted stock from treasury shares held by the Company.

For the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, the Company recorded stock-based compensation expenses of $24,308, $29,869, and $39,219, respectively, included in “Selling, general, and administrative expenses” in the Consolidated Statements of Earnings. The associated tax benefits recorded for these periods were $3,416, $3,412, and $7,092, respectively.

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

As of December 27, 2025, approximately $5,513 of unrecognized stock option compensation expense will be recognized over a weighted-average period of 2.38 years. During the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, compensation expense for stock options was $2,154, $2,252, and $3,687, respectively.

The Company uses a binomial option pricing model to value its stock options. The fair value of each option grant made as of December 27, 2025, December 28, 2024, and December 30, 2023 was estimated using the following assumptions:

	December 27,	December 28,	December 30,
	2025	2024	2023
Expected volatility	31.62%	31.65%	31.97%
Risk-free interest rate	3.73%	4.22%	4.21%
Expected life from vesting date	5.4 yrs	5.4 yrs	5.4 yrs
Dividend yield	0.86%	0.88%	0.87%

The following is a summary of the stock option activity for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 28, 2024	133,433	$253.11
Granted	22,216	411.97
Exercised	(34,215)	227.29
Forfeited	(2,250)	332.63
Outstanding as of December 27, 2025	119,184	$289.91	7.89	$14,575
Options vested or expected to vest as of December 27, 2025	117,062	$288.95	7.87	14,427
Options exercisable as of December 27, 2025	68,307	$250.49	6.91	11,046

The weighted average per share fair value of options granted during the fiscal year ended December 27, 2025 was $130.22.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of December 30, 2023	181,530	$220.77
Granted	25,548	331.47
Exercised	(49,583)	164.38
Forfeited	(24,062)	268.84
Outstanding as of December 28, 2024	133,433	$253.11	7.93	$8,281
Options vested or expected to vest as of December 28, 2024	131,198	$252.57	7.91	8,200
Options exercisable as of December 28, 2024	79,824	$232.00	7.10	6,340

The weighted average per share fair value of options granted during the fiscal year ended December 28, 2024 was $107.27.

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

The weighted average per share fair value of options granted during the fiscal year ended December 30, 2023 was $72.60.

Restricted Stock Units

Restricted stock units are settled in Company stock when the restriction period ends. Restricted stock units and awards generally vest in equal installments over three years, beginning on the first anniversary of the grant. During the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, the Company granted restricted stock units to directors and certain management employees as follows:

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Restricted stock units granted	43,255	52,175	67,723
Weighted‑average per share price on grant date	$394.23	$295.84	$233.96
Total intrinsic value as of December 27, 2025	$44,095	$42,381	$35,538

The Company recognizes compensation expense for restricted stock units on a straight-line basis over the requisite service period, accounting for forfeitures as they occur. The compensation expense for the Company’s restricted stock units totaled $13,195, $17,141, and $22,478 for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.

As of December 27, 2025, the amount of unrecognized stock‑based compensation granted, to be recognized over a weighted‑average period of 1.69 years, was approximately $28,005.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

During the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, the Company granted PSU awards as follows:

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Shares granted	28,238	34,665	38,201
Weighted‑average per share price on grant date	$305.16	$234.52	$299.20
Total intrinsic value as of December 27, 2025	$27,347	$21,577	$24,605

The compensation expense for the Company’s PSUs totaled $8,959, $10,476, and $13,054 for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.

(12) NET EARNINGS PER SHARE

The table below provides a reconciliation between the net earnings attributable to Valmont Industries, Inc. and the weighted average share amounts used to compute both basic and diluted net earnings per share:

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
Net earnings attributable to Valmont Industries, Inc.
Net earnings attributable to Valmont Industries, Inc.	$350,273	$348,259	$150,849
Change in redemption value of redeemable noncontrolling interests	(15,489)	—	(7,374)
Net earnings attributable to Valmont Industries, Inc. including change in redemption value of redeemable noncontrolling interests	$334,784	$348,259	$143,475
Weighted average shares outstanding (in thousands):
Basic	19,795	20,122	20,956
Dilutive effect of various stock awards	142	139	203
Diluted	19,937	20,261	21,159
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$16.91	$17.31	$6.85
Dilutive effect of various stock awards	(0.12)	(0.12)	(0.07)
Diluted	$16.79	$17.19	$6.78

As of December 27, 2025, December 28, 2024, and December 30, 2023, there were 22,216; 44,620; and 127,774 outstanding stock options, respectively, with exercise prices that exceeded the average market price of common stock during the respective periods. As such, these options were anti-dilutive and were excluded from the computation of diluted net earnings per share.

(13) EMPLOYEE RETIREMENT SAVINGS PLAN

Established under Internal Revenue Code Section 401(k), the Valmont Employee Retirement Savings Plan (“VERSP”) is a defined contribution plan available to all eligible employees. Participants may elect to contribute up to 75% of their annual eligible compensation on either a pre-tax or after-tax basis, subject to certain Internal Revenue Code limitations.

The Company also sponsors a fully funded, non-qualified deferred compensation plan for certain executives who would otherwise be limited in receiving contributions into the VERSP under Internal Revenue Service regulations. As of December 27, 2025 and December 28, 2024, the invested assets and related liabilities for these participants were $29,631 and $27,379, respectively. These amounts are included in “Deferred compensation investments” and “Deferred compensation liabilities” in the Consolidated Balance Sheets. Distributions from the Company’s non-qualified deferred compensation plan

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

to participants, made under the transition rules of Section 409A of the Internal Revenue Code, totaled $4,213 and $5,467 for the fiscal years ended December 27, 2025 and December 28, 2024, respectively. All distributions were made in cash.

The Company contributes to both the VERSP and the non-qualified deferred compensation plan for certain executives. The Company’s contributions to these plans for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, were approximately $20,600, $19,100, and $20,000, respectively.

(14) FAIR VALUE MEASUREMENTS

Unless otherwise specified, the carrying amounts of cash and cash equivalents, receivables, accounts payable, notes payable to banks, and accrued expenses approximate fair value due to the short maturity of these instruments. The fair values of the Company’s long-term debt instruments are based on future cash flows associated with each instrument, discounted using the Company’s current borrowing rate for similar debt instruments of comparable maturities. Fair value estimates are made at a specific point in time, and the underlying assumptions may change based on market conditions. As of December 27, 2025, the carrying amount of the Company’s long-term debt was $795,663 with an estimated fair value of approximately $766,814. As of December 28, 2024, the carrying amount of the Company’s long-term debt was $730,633 with an estimated fair value of approximately $692,877. See Note 10 for further information.

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

Deferred Compensation Investments: The Company’s deferred compensation investments include mutual funds invested in debt and equity securities in the Valmont Deferred Compensation Plan. Quoted market prices are available for these securities in an active market. The investments are included in “Deferred compensation investments” in the Consolidated Balance Sheets.

Derivative Financial Instruments: The fair values of foreign currency, commodity, and cross-currency swap derivative contracts are based on valuation models that use market-observable inputs, including forward and spot prices for commodities and currencies. See Note 15 for further information.

Mutual Funds: The Company has short-term investments in various mutual funds with readily determinable fair values.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

	Carrying Value	Fair Value Measurement Using:
	December 27, 2025	Level 1	Level 2	Level 3
Deferred compensation investments	$29,631	$29,631	$—	$—
Derivative financial instruments, net	(6,504)	—	(6,504)	—
Cash and cash equivalents—mutual funds	3,752	3,752	—	—

	Carrying Value	Fair Value Measurement Using:
	December 28, 2024	Level 1	Level 2	Level 3
Deferred compensation investments	$27,379	$27,379	$—	$—
Derivative financial instruments, net	1,320	—	1,320	—
Cash and cash equivalents—mutual funds	11,063	11,063	—	—

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

Certain assets and liabilities, including goodwill, other intangible assets, and asset retirement obligations, are measured at fair value on a non-recurring basis using Level 3 inputs. In the fourth quarter of fiscal 2025, the Company recorded approximately $10,254 of asset retirement obligations, primarily related to environmental remediation obligations within the Asia-Pacific region. The fair value of these obligations was determined using Level 3 inputs, including a credit-adjusted risk-free rate, inflation assumptions, and probability-weighted estimates of potential environmental remediation scenarios. See Note 7 for further information on goodwill and other intangible assets.

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

The fair value of derivative instruments as of December 27, 2025 and December 28, 2024 was as follows:

	Consolidated	December 27,	December 28,
Derivatives designated as hedging instruments:	Balance Sheets location	2025	2024
Commodity contracts	Prepaid expenses and other current assets	$1,590	$617
Commodity contracts	Other accrued expenses	—	(371)
Cross-currency swap contracts	Prepaid expenses and other current assets	6	1,074
Cross-currency swap contracts	Other accrued expenses	(8,100)	—
		$(6,504)	$1,320

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Gains (losses) on derivatives recognized in the Consolidated Statements of Earnings for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023 were as follows:

	Consolidated	Fiscal Year Ended
Derivatives designated	Statements of	December 27,	December 28,	December 30,
as hedging instruments:	Earnings location	2025	2024	2023
Commodity contracts	Product cost of sales	$266	$(3,007)	$(7,057)
Foreign currency forward contracts	Other income (expenses)	—	—	177
Interest rate hedge amortization	Interest expense	(64)	(64)	(64)
Cross-currency swap contracts	Interest expense	1,463	1,246	1,813
		$1,665	$(1,825)	$(5,131)

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts to hedge variability in cash flows related to future purchases. Gains (losses) realized upon settlement are recorded in “Product cost of sales” in the Consolidated Statements of Earnings in the period in which the hedged items are consumed. As of December 27, 2025, the details of these contracts were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$6,226	7,250 short tons	December 2025
Natural gas	809	210,000 MMBtu	January 2026 to December 2026
Ultra-low-sulfur diesel fuel	8,289	4,032,000 gallons	December 2025 to June 2027
Zinc	8,808	2,880 metric tons	January 2026 to December 2027

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

The Company designated the full notional amounts of its CCS as net investment hedges for certain subsidiaries under the spot method. Changes in fair value of the CCS attributable to spot exchange rates are recorded as cumulative foreign currency translation within AOCI, while net interest receipts reduce interest expense over the life of the CCS. Key terms as of December 27, 2025 were as follows:

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

(16) WARRANTIES

The Company’s product warranty accrual represents management’s best estimate of the probable liabilities associated with its product warranties. The Company maintains specific reserves for identified product issues and general reserves based on historical claims experience for the remainder of the population. Specific reserves are established when a discrete warranty matter is identified that is expected to result in incremental costs beyond the historical experience rate.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

Historical claims data is used to estimate general warranty costs at the time revenue is recognized, while specific reserves are measured based on the expected cost of remediation for the identified issue.

Changes in the product warranty accrual, recorded in “Other accrued expenses” in the Consolidated Balance Sheets, for the fiscal years ended December 27, 2025 and December 28, 2024 were as follows:

	Fiscal Year Ended
	December 27,	December 28,
	2025	2024
Balance—beginning of period	$23,751	$22,434
Payments made	(21,886)	(20,790)
Change in liability for warranties issued during the period	24,167	23,496
Change in liability for pre-existing warranties	551	(692)
Currency translation	731	(697)
Balance—end of period	$27,314	$23,751

Warranty costs, recorded in “Product cost of sales” in the Consolidated Statements of Earnings, were $24,718, $22,804, and $19,495 for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively.

(17) COMMITMENTS AND CONTINGENCIES

The Company and certain of its subsidiaries are subject to various legal proceedings, claims, and assessments arising in the normal course of business. It is difficult for the Company to fully assess the potential impact of both asserted and unasserted claims on its consolidated results of operations, financial condition, or liquidity. The Company records accruals for loss contingencies when such losses are considered probable and reasonably estimable.

The Company is involved in several litigation matters in Brazil related to its operations in the Agriculture market. During the fourth quarter of fiscal 2025, the Company received an unfavorable ruling in the Brazilian appellate court system, which required management to reassess its loss contingency under ASC 450. The Company is currently awaiting a motion for clarification related to the appellate court ruling, which is expected to be received in the first half of fiscal 2026. Following receipt of the clarification, the Company will evaluate available legal options, which may include pursuing a settlement or further appeals within the Brazilian court system.

As of December 27, 2025, the Company has accrued, in aggregate, approximately $24,165 related to the above matters, which is included in “Other accrued expenses” in the Consolidated Balance Sheets. The accrual reflects management’s best estimate of losses based on presently available information. The outcome of these matters cannot be predicted with certainty, and the final resolution could differ from the amount accrued. It is possible that the Company comes to a settlement agreement for an amount less than accrued and it is also possible that the motion of clarification results in incremental losses incurred by the Company. As such, the Company estimates that the ultimate resolution may adversely affect selling, general, and administrative expenses by up to an additional $10,000 in a future fiscal period, although no losses beyond the amount accrued are deemed probable at this time.

The Company continuously monitors developments in this matter and other legal proceedings and will adjust its accruals if and when additional information becomes available or circumstances change.

Subsequent to the fourth quarter of fiscal 2025, in February 2026, the Company received an inquiry from U.S. Customs and Border Protection (“CBP”) related to the valuation methodology applied to steel tariffs from Mexico into the U.S. The inquiry is ongoing and there has been no final determination as of the date of issuance of these Consolidated Financial Statements. Based on management’s assessment of the facts and circumstances currently available, including the Company’s understanding of current CBP guidance, management does not believe a loss is probable or reasonably estimable as of December 27, 2025, and accordingly no accrual has been recorded.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

At this time, the Company does not expect that any known lawsuits, claims, environmental costs, commitments, or contingent liabilities will have a material adverse effect on its consolidated results of operations, financial condition, or liquidity.

3

(18) DEFINED BENEFIT RETIREMENT PLAN

Delta Ltd., a wholly owned subsidiary of the Company, sponsors the Delta Pension Plan (the “Plan”), which provides defined benefit retirement income to eligible employees in the United Kingdom (“U.K.”). Qualified employees are entitled to pension retirement benefits amounting to 1.67% of final salary for each year of service upon reaching the age of 65. There have been no active employees participating in the Plan for over five years.

Funded Status

The Company recognizes the pension plan’s funded status as either an asset or liability. This status reflects the difference between the projected benefit obligation (“PBO”) and the fair value of the plan’s assets. The PBO represents the present value of benefits earned by participants to date, factoring in assumed inflation. Plan assets are measured at fair value, and because the Plan is denominated in British pounds, the Company translates the net pension asset into U.S. dollars using exchange rates of $1.349/£ and $1.257/£ as of December 27, 2025 and December 28, 2024, respectively. As of December 27, 2025, the net funded status was $39,666 recorded as “Defined benefit pension asset” on the Consolidated Balance Sheets.

The accumulated benefit obligation (“ABO”), representing the present value of benefits earned to date without assuming future compensation growth, is equal to the PBO due to the absence of active employees in the plan. The overfunded ABO represents the difference between the PBO and the fair value of the plan assets.

Changes in the PBO and fair value of plan assets for the period from December 28, 2024 to December 27, 2025 were as follows:

	Projected
	Benefit	Plan	Funded
	Obligation	Assets	Status
Fair value as of December 28, 2024	$414,657	$461,177	$46,520
Employer contributions	—	3,159
Interest cost	22,243	—
Actual return on plan assets	—	10,661
Benefits paid	(23,955)	(23,955)
Actuarial loss	1,579	—
Currency translation gain	30,298	33,446
Fair value as of December 27, 2025	$444,822	$484,488	$39,666

Changes in the PBO and fair value of plan assets for the period from December 30, 2023 to December 28, 2024 were as follows:

	Projected
	Benefit	Plan	Funded
	Obligation	Assets	Status
Fair value as of December 30, 2023	$477,763	$493,167	$15,404
Employer contributions	—	19,599
Interest cost	21,136	—
Actual return on plan assets	—	(24,723)
Benefits paid	(21,264)	(21,264)
Actuarial gain	(58,156)	—
Currency translation loss	(4,822)	(5,602)
Fair value as of December 28, 2024	$414,657	$461,177	$46,520

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

The actuarial gain decreased the PBO and resulted primarily from an increase in the discount rate from 4.50% in fiscal 2023 to 5.50% in fiscal 2024.

The pre-tax amounts recognized in AOCI as of December 27, 2025 and December 28, 2024 included actuarial gains (losses), as follows:

Balance as of December 30, 2023	$(89,151)
Actuarial gain	10,888
Amortization of prior service costs	512
Amortization of net actuarial loss	1,537
Currency translation gain	862
Balance as of December 28, 2024	(75,352)
Actuarial loss	(13,952)
Amortization of prior service costs	526
Amortization of net actuarial loss	1,316
Currency translation loss	(5,809)
Balance as of December 27, 2025	$(93,271)

The weighted-average actuarial assumptions used to determine the benefit obligation as of December 27, 2025 and December 28, 2024 were as follows:

	December 27,	December 28,
	2025	2024
Discount rate	5.50%	5.50%
Consumer Price Index ("CPI") inflation	2.15%	2.40%
Retail Price Index ("RPI") inflation	2.85%	3.20%

Cost (Benefit)

The pension cost (benefit) is determined based on the annual service cost (the actuarial cost of benefits earned during the period) and the interest cost on those liabilities, adjusted for the expected return on plan assets. The interest cost is calculated using the full yield curve approach, applying specific spot rates along the yield curve to estimate the present value of the pension obligations relevant to cash outflows for the corresponding year. The expected long-term rate of return on plan assets is applied to the fair value of plan assets for the corresponding year. Differences between actual experience and assumptions are not recognized in net earnings immediately; instead, they are deferred and, if necessary, amortized as pension costs.

The components of the net periodic pension cost for the fiscal years ended December 27, 2025 and December 28, 2024 were as follows:

	Fiscal Year Ended
	December 27,	December 28,
	2025	2024
Interest cost	$22,243	$21,136
Expected return on plan assets	(23,033)	(22,545)
Amortization of prior service costs	526	512
Amortization of net actuarial loss	1,316	1,537
Net periodic pension cost	$1,052	$640

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

For the fiscal years ended December 27, 2025 and December 28, 2024, the weighted-average actuarial assumptions used to determine the net periodic pension cost were:

	December 27,	December 28,
	2025	2024
Discount rate for benefit obligations	5.50%	4.50%
Discount rate for interest cost	5.25%	4.50%
Expected return on plan assets	5.50%	5.05%
CPI inflation	2.40%	2.25%
RPI inflation	3.20%	3.05%

The discount rate is based on the yields of AA-rated corporate bonds with maturities similar to the pension liabilities. The expected return on plan assets considers the asset allocation mix and historical returns, factoring in current and anticipated market conditions. Inflation estimates are based on expected changes in the U.K.’s CPI or RPI, depending on the relevant plan provisions.

Cash Contributions

In fiscal 2025, the Company completed negotiations with Plan trustees regarding annual funding. The annual contributions to the Plan are approximately £4,000 ($5,200) as part of the Plan’s recovery plan, depending on the Plan’s funding levels, plus approximately £2,400 ($3,200) annually for administrative costs. In fiscal 2025, given the Plan’s funded status, the Company was only required to make cash contributions for administrative costs.

Benefit Payments

The expected pension benefit payments for the fiscal years 2026 through 2035 are as follows:

2026	$25,229
2027	26,039
2028	26,848
2029	27,658
2030	28,468
2031 – 2035	155,829

Asset Allocation Strategy

The investment strategy for the pension plan assets is designed to balance long-term return objectives with management of interest rate and inflation risk, taking into account the Plan’s funding position, liquidity needs, and long-term objectives. The strategy includes:

●	Growth-oriented investments, with higher overall returns targeted through allocations to growth assets, including global equities, as part of the Plan’s long-term investment strategy; and
●	Liability-matching and risk-management investments, including liability-driven investment strategies, insurance buy-in contracts, U.K. gilts, and cash, intended to hedge interest rate and inflation risks and support the payment of benefits as they become due.

As required by U.K. law, the Plan has an independent trustee responsible for setting and overseeing the investment policy, in consultation with the Plan sponsor and independent advisors. Actual asset allocations may vary over time based on market conditions, funding levels, liquidity considerations, and progress toward the Plan’s long-term objectives.

The pension plan investments are held in a trust, and as of December 27, 2025, the weighted-average maturity of the corporate bond portfolio was 12 years.

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

Fair Value Measurements

The pension plan assets are valued at fair value. Below is a description of the valuation methodologies used for investments measured at fair value, categorized according to the valuation hierarchy:

●	Temporary Cash Investments: Comprising British pounds, these investments are reported in U.S. dollars based on readily available currency exchange rates and are classified as Level 1 investments.
●	Bulk Annuity Insurance Policy: The initial value of the bulk annuity insurance policy was equal to the premium paid to secure it. This value is adjusted each reporting period based on changes in interest rates, discount rates, and benefits paid. Since the valuation of this asset involves significant judgment and lacks observable market inputs, the buy-in contract is classified as Level 3 in the fair value hierarchy.
●	Leveraged Inflation-Linked Gilt Funds: These investments combine U.K. government-backed securities, money market instruments, and derivatives to provide leveraged exposure to changes in long-term interest and inflation rates. Their fair value is calculated using net asset value (“NAV”).
●	Corporate Bonds: Fixed-income securities issued by U.K. corporations, valued at NAV.
●	Corporate Stock: Common and preferred stocks, including mutual funds, from both U.K. and non-U.K. corporations, valued at NAV.
●	Secured Income Asset Funds: Investments with a high expected inflation linkage, relying on asset valuations developed by fund managers using market multiples, market transactions of comparable companies, and other methods. The fair value is calculated using NAV.

As of December 27, 2025 and December 28, 2024, the pension plan assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement Using:
December 27, 2025	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Temporary cash investments	$15,920	$—	$—	$15,920
Bulk annuity insurance policy	—	—	88,371	88,371
Total plan net assets at fair value	$15,920	$—	$88,371	104,291
Plan assets at NAV:
Leveraged inflation-linked gilt funds				342,150
Corporate bonds				38,047
Total plan assets at NAV				380,197
Total plan assets				$484,488

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

	Fair Value Measurement Using:
December 28, 2024	Level 1	Level 2	Level 3	Total
Plan assets at fair value:
Temporary cash investments	$8,927	$—	$—	$8,927
Bulk annuity insurance policy	—	—	82,856	82,856
Total plan net assets at fair value	$8,927	$—	$82,856	91,783
Plan assets at NAV:
Leveraged inflation-linked gilt funds				146,601
Corporate bonds				33,318
Corporate stock				73,426
Secured income asset funds				116,049
Total plan assets at NAV				369,394
Total plan assets				$461,177

Changes in the Company’s Level 3 plan assets in fiscal 2025, which were recorded in other comprehensive income (loss), included:

	December 28, 2024	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances, and Settlements	Net Transfers Into (Out of) Level 3	Currency Impact	December 27, 2025
Bulk annuity insurance policy	$82,856	$4,607	$(5,133)	$—	$6,041	$88,371

Changes in the Company’s Level 3 plan assets in fiscal 2024, which were recorded in other comprehensive income (loss), included:

	December 30, 2023	Net Realized and Unrealized Gains (Losses)	Net Purchases, Issuances, and Settlements	Net Transfers Into (Out of) Level 3	Currency Impact	December 28, 2024
Bulk annuity insurance policy	$—	$(3,074)	$87,445	$—	$(1,515)	$82,856

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

At lease commencement, the Company recognizes a lease liability and a right-of-use (“ROU”) asset, based on the present value of lease payments over the lease term. ROU assets represent the right to use the underlying asset for the lease term, while lease liabilities represent the Company’s obligation to make lease payments. The Company uses its collateralized incremental borrowing rate to calculate the present value of future lease payments. ROU assets are adjusted for any lease payments, incentives, or impairments. Lease costs are recognized on a straight-line basis over the lease term.

The Company's operating lease ROU assets are included in “Operating lease right-of-use assets” and the corresponding lease obligations are included in “Other accrued expenses” and “Operating lease liabilities” in the Consolidated Balance Sheets.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

The Company has elected not to separate lease and non-lease components in all asset classes and does not recognize ROU assets and lease liabilities for short-term leases with a term of 12 months or less. As of December 27, 2025, the remaining terms of the Company’s operating leases range from one year to twenty-one years, with certain leases offering renewal options of up to ten years. For facilities where lease terms include renewal options that are reasonably certain to be exercised, the extended term is included in the lease term.

The following table provides supplemental balance sheet information related to operating leases as of December 27, 2025 and December 28, 2024:

	Consolidated Balance	December 27,	December 28,
	Sheets location	2025	2024
Operating lease ROU assets	Operating lease right-of-use assets	$139,857	$146,916

Current portion of operating lease liabilities	Other accrued expenses	21,818	22,446
Long-term operating lease liabilities	Operating lease liabilities	130,007	134,534
Total operating lease liabilities		$151,825	$156,980

Lease costs and other information related to the Company’s operating leases as of and for the fiscal years ended December 27, 2025 and December 28, 2024 were as follows:

	December 27,	December 28,
	2025	2024
Operating lease cost	$33,269	$30,154

Cash paid related to operating lease liabilities	$32,749	$29,603
ROU assets obtained in exchange for lease liabilities	23,577	10,613
Weighted-average remaining lease term	12 yrs	13 yrs
Weighted-average discount rate	4.6%	4.6%

Total lease cost also includes approximately $4,700 for short-term lease costs and approximately $7,500 for variable lease costs in fiscal 2025 which are excluded from operating lease cost above.

Maturities of operating lease liabilities as of December 27, 2025 were as follows:

2026	$28,148
2027	23,058
2028	19,231
2029	15,879
2030	14,300
Thereafter	103,955
Total lease payments	204,571
Less: Present value adjustment	52,746
Present value of lease liabilities	$151,825

(20) BUSINESS SEGMENTS

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. The CODM uses operating income as the profit measure to evaluate segment performance and allocate resources across segments. The CODM also uses operating income as an input to the overall compensation measures under the Company’s incentive compensation plans. Segment selling, general, and administrative expenses include certain corporate expense allocations, typically based on employee headcounts and sales volumes. For segment reporting purposes, the Company excludes unallocated corporate general and administrative expenses, interest expenses, non-operating income and deductions, and income taxes from operating income. The accounting policies for the reportable segments are consistent with those described in Note 1.

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

Summary by Business Segment

	Fiscal year ended December 27, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$3,099,034	$1,020,750	$4,119,784
Intersegment sales	(9,302)	(6,380)	(15,682)
Net sales	3,089,732	1,014,370	4,104,102
Cost of sales	2,164,098	700,068	2,864,166
Gross profit	925,634	314,302	1,239,936
Selling, general, and administrative expenses (a)	398,504	217,359	615,863
Impairment of long-lived assets	89,356	1,981	91,337
Realignment charges	7,600	2,886	10,486
Segment operating income	$430,174	$92,076	522,250
Unallocated corporate expenses			101,770
Corporate realignment charges			4,904
Total operating income			$415,576

	Fiscal year ended December 28, 2024
	Infrastructure	Agriculture	Consolidated
Sales	$3,008,576	$1,083,708	$4,092,284
Intersegment sales	(10,195)	(7,055)	(17,250)
Net sales	2,998,381	1,076,653	4,075,034
Cost of sales	2,094,645	739,177	2,833,822
Gross profit	903,736	337,476	1,241,212
Selling, general, and administrative expenses (a)	406,596	199,140	605,736
Segment operating income	$497,140	$138,336	635,476
Unallocated corporate expenses			110,892
Total operating income			$524,584

	Fiscal year ended December 30, 2023
	Infrastructure	Agriculture	Consolidated
Sales	$3,010,067	$1,182,223	$4,192,290
Intersegment sales	(10,430)	(7,262)	(17,692)
Net sales	2,999,637	1,174,961	4,174,598
Cost of sales	2,157,556	781,008	2,938,564
Gross profit	842,081	393,953	1,236,034
Selling, general, and administrative expenses (a)	424,997	230,729	655,726
Impairment of long-lived assets	3,571	137,273	140,844
Realignment charges	17,260	9,101	26,361
Segment operating income	$396,253	$16,850	413,103
Unallocated corporate expenses			112,697
Corporate realignment charges			8,849
Total operating income			$291,557

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(a)	Selling, general, and administrative expenses for each reportable segment includes compensation, certain allocated overhead expenses including information technology and enterprise resource planning, commissions, incentives, depreciation and amortization expense, research and development, and professional services fees.

	Fiscal year ended December 27, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$2,515,602	$506,316	$(15,543)	$3,006,375
International	583,432	514,434	(139)	1,097,727
Total sales	$3,099,034	$1,020,750	$(15,682)	$4,104,102

Product line:
Utility	$1,511,053	$—	$—	$1,511,053
Lighting and Transportation	830,268	—	—	830,268
Coatings	362,209	—	(9,163)	353,046
Telecommunications	313,882	—	—	313,882
Solar	81,622	—	(139)	81,483
Irrigation Equipment and Parts	—	926,276	(6,380)	919,896
Technology Products and Services	—	94,474	—	94,474
Total sales	$3,099,034	$1,020,750	$(15,682)	$4,104,102

	Fiscal year ended December 28, 2024
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$2,348,250	$570,517	$(17,045)	$2,901,722
International	660,326	513,191	(205)	1,173,312
Total sales	$3,008,576	$1,083,708	$(17,250)	$4,075,034

Product line:
Utility	$1,368,333	$—	$—	$1,368,333
Lighting and Transportation	884,128	—	—	884,128
Coatings	353,739	—	(9,992)	343,747
Telecommunications	250,770	—	—	250,770
Solar	151,606	—	(203)	151,403
Irrigation Equipment and Parts	—	985,840	(7,055)	978,785
Technology Products and Services	—	97,868	—	97,868
Total sales	$3,008,576	$1,083,708	$(17,250)	$4,075,034

	Fiscal year ended December 30, 2023
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$2,318,801	$587,056	$(16,282)	$2,889,575
International	691,266	595,167	(1,410)	1,285,023
Total sales	$3,010,067	$1,182,223	$(17,692)	$4,174,598

Product line:
Utility	$1,291,670	$—	$—	$1,291,670
Lighting and Transportation	916,170	—	—	916,170
Coatings	354,330	—	(9,020)	345,310
Telecommunications	252,165	—	—	252,165
Solar	195,732	—	(1,410)	194,322
Irrigation Equipment and Parts	—	1,069,425	(7,262)	1,062,163
Technology Products and Services	—	112,798	—	112,798
Total sales	$3,010,067	$1,182,223	$(17,692)	$4,174,598

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

	December 27,	December 28,
	2025	2024
ASSETS:
Infrastructure	$2,312,500	$2,181,345
Agriculture	768,715	876,486
Total segment assets	3,081,215	3,057,831
Unallocated corporate assets	288,114	272,141
Total assets	$3,369,329	$3,329,972

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
CAPITAL EXPENDITURES:
Infrastructure	$130,041	$65,017	$68,295
Agriculture	11,264	11,537	10,890
Total segment capital expenditures	141,305	76,554	79,185
Unallocated corporate capital expenditures	3,730	2,897	17,586
Total capital expenditures	$145,035	$79,451	$96,771

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
DEPRECIATION AND AMORTIZATION:
Infrastructure	$65,127	$65,717	$64,654
Agriculture	15,304	20,606	23,409
Total segment depreciation and amortization expense	80,431	86,323	88,063
Unallocated corporate depreciation and amortization expense	8,078	9,072	10,645
Total depreciation and amortization expense	$88,509	$95,395	$98,708

Summary by Geographical Area by Location of Valmont Facilities

	Fiscal Year Ended
	December 27,	December 28,	December 30,
	2025	2024	2023
NET SALES:
United States	$2,957,136	$2,856,033	$2,860,951
Australia	282,257	310,096	313,075
Brazil	159,127	200,946	311,367
Other	705,582	707,959	689,205
Total net sales	$4,104,102	$4,075,034	$4,174,598

	December 27,	December 28,
	2025	2024
LONG-LIVED ASSETS:
United States	$1,132,303	$1,117,631
Australia	105,400	89,415
Other	411,978	439,534
Total long-lived assets	$1,649,681	$1,646,580

No single customer accounted for more than 10% of net sales in fiscal 2025, 2024, or 2023. Geographical net sales are based on the location of the facility generating them and excludes sales to other operating units within the Company. In fiscal 2025, Australia contributed approximately 7% of the Company’s net sales, Brazil contributed approximately 4%, and no other foreign country accounted more than 4%.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of the Company’s CEO and CFO, management conducted an evaluation of the effectiveness of these internal controls. This evaluation was based on the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result, management concluded that, as of December 27, 2025, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 27, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their report, which includes their opinion, is included in this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Valmont Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Valmont Industries, Inc. and subsidiaries (the “Company”) as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 27, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Omaha, Nebraska

February 23, 2026

ITEM 9B. OTHER INFORMATION

Shareholder Return Performance Graphs

The graphs below illustrate the annual change in cumulative total shareholder return on the Company’s common stock over the five- and ten-year periods ended December 27, 2025, in comparison to the cumulative total returns of the S&P MidCap 400 Index and the S&P 400 Industrial Machinery & Supplies & Components Index. The Company has been included in these indices by S&P Global Ratings since 2009. Each graph assumes an initial investment of $100 in Valmont Industries, Inc. common stock and in each index, with all dividends reinvested.

FIVE YEAR COMPARISON
$300
$200
$100
$0
Dec 20
Dec 21
Dec 22
Dec 23
Dec 24
Dec 25
Valmont Industries, Inc.
S&P MidCap 400 Index
S&P 400 Industrial Machinery & Supplies & Components Index

TEN YEAR COMPARISON
$600
$500
$400
$300
$200
$100
$0
Dec 15
Dec 16
Dec 17
Dec 18
Dec 19
Dec 20
Dec 21
Dec 22
Dec 23
Dec 24
Dec 25
Valmont Industries, Inc.
S&P MidCap 400 Index
S&P 400 Industrial Machinery & Supplies & Components Index

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except for information on the Company’s executive officers in Part I of this Form 10-K, the information required by Items 10, 11, and 13 is incorporated by reference from sections in the Company’s Proxy Statement, including: “Certain Shareholders,” “Corporate Governance,” “Board of Directors and Election of Directors,” “Board Committees,” “Compensation Discussion and Analysis,” “Compensation Risk Assessment,” “Human Resources Committee Report,” “Pay Ratio Information,” “Summary Compensation Table,” “Grants of Plan-Based Awards for Fiscal 2025,” “Outstanding Equity Awards at Fiscal Year-End,” “Options Exercised and Stock Vested in Fiscal 2025,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Potential Payments Upon Termination or Change-in-Control,” and “Delinquent Section 16(a) Reports.”

The Company has adopted a Code of Ethics for Senior Officers, applying to the CEO, CFO, and Chief Accounting Officer, which is posted on the Company’s website at www.valmont.com under the “Investors” link. The Company intends to meet disclosure requirements under Item 5.05 of Form 8-K for any amendments to or waivers of this Code of Ethics for Senior Officers by posting such information on the Company’s website.

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

Separation and Release Agreement between John T. Donahue and Valmont Industries, Inc. dated May 14, 2025. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated May 14, 2025 and is incorporated herein by reference.

Exhibit 10.13	—

Separation and Release Agreement between Diane M. Larkin and Valmont Industries, Inc. dated May 14, 2025. This document was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated May 14, 2025 and is incorporated herein by reference.

Exhibit 19.1	—

Valmont Industries, Inc. Insider Trading Policy. This document was filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K (Commission file number 001-31429) for the fiscal year ended December 28, 2024 and is incorporated herein by reference.

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

The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Consolidated Financial Statements, and (vii) document and entity information.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2026.

VALMONT INDUSTRIES, INC.

By:	/s/ AVNER M. APPLBAUM
Avner M. Applbaum President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 23rd day of February, 2026.

Signature	Title

/s/ AVNER M. APPLBAUM	Director, President and Chief Executive Officer (Principal Executive Officer)
Avner M. Applbaum

/s/ THOMAS LIGUORI	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Thomas Liguori

/s/ WILLIAM E. JOHNSON	Chief Accounting Officer (Principal Accounting Officer)
William E. Johnson

Mogens C. Bay*	James B. Milliken*
Deborah Caplan*	Daniel P. Neary*
Ritu C. Favre*	Catherine J. Paglia*
Dr. Theo W. Freye*	Joan Robinson-Berry*
Richard A. Lanoha*

*

Avner M. Applbaum, by signing his name hereto, signs the Annual Report on behalf of each of the directors indicated on this the 23rd day of February, 2026. A Power of Attorney authorizing Avner M. Applbaum to sign the Annual Report on Form 10-K on behalf of each of the indicated directors of Valmont Industries, Inc. has been filed herein as Exhibit 24.

By:	/s/ AVNER M. APPLBAUM
Avner M. Applbaum Attorney-in-Fact