Form 10-Q
period 2026-03-28
VALMONT INDUSTRIES INC
filed 2026-04-28
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

or

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

As of April 24, 2026, there were 19,413,651 shares of the registrant’s common stock outstanding.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Earnings for the thirteen weeks ended March 28, 2026 and March 29, 2025	3
	Condensed Consolidated Statements of Comprehensive Income for the thirteen weeks ended March 28, 2026 and March 29, 2025	4
	Condensed Consolidated Balance Sheets as of March 28, 2026 and December 27, 2025	5
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 28, 2026 and March 29, 2025	6
	Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the thirteen weeks ended March 28, 2026 and March 29, 2025	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	29
Item 6.	Exhibits	30

Signatures		31

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended
	March 28,	March 29,
	2026	2025
Product sales	$921,732	$874,489
Service sales	107,465	94,825
Net sales	1,029,197	969,314
Product cost of sales	655,519	621,043
Service cost of sales	56,800	57,169
Total cost of sales	712,319	678,212
Gross profit	316,878	291,102
Selling, general, and administrative expenses	161,252	162,788
Operating income	155,626	128,314
Other income (expenses):
Interest expense	(9,411)	(10,115)
Interest income	1,377	3,394
Loss on deferred compensation investments	(1,558)	(841)
Other, net	(895)	(2,730)
Total other expenses	(10,487)	(10,292)
Earnings before income taxes and equity method investment loss	145,139	118,022
Income tax expense:
Current	21,448	20,360
Deferred	15,667	10,439
Total income tax expense	37,115	30,799
Earnings before equity method investment loss	108,024	87,223
Equity method investment loss	—	(560)
Net earnings	108,024	86,663
Loss attributable to redeemable noncontrolling interests	9	598
Net earnings attributable to Valmont Industries, Inc.	$108,033	$87,261
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$5.55	$4.35
Diluted	5.51	4.32

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended
	March 28,	March 29,
	2026	2025
Net earnings	$108,024	$86,663
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain	1,220	22,242
Hedging activities:
Unrealized gain on commodity hedges	4,109	97
Realized loss (gain) on commodity hedges included in net earnings	(304)	927
Unrealized gain (loss) on cross currency swaps	1,149	(1,340)
Amortization cost included in interest expense	(12)	(12)
Total hedging activities	4,942	(328)
Reclassification adjustment for pension costs included in net earnings	476	338
Total other comprehensive income, net of tax	6,638	22,252
Comprehensive income	114,662	108,915
Comprehensive loss attributable to redeemable noncontrolling interests	197	1,022
Comprehensive income attributable to Valmont Industries, Inc.	$114,859	$109,937

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	March 28,	December 27,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$160,189	$187,140
Receivables, less allowance of $56,399 and $54,991, respectively	652,749	590,127
Inventories	587,715	566,396
Contract assets	250,411	266,922
Income taxes receivable	25,461	38,365
Prepaid expenses and other current assets	95,470	70,698
Total current assets	1,771,995	1,719,648
Property, plant, and equipment, at cost	1,639,712	1,640,608
Less accumulated depreciation	(953,760)	(966,745)
Property, plant, and equipment, net	685,952	673,863
Goodwill	586,730	570,954
Other intangible assets, net	119,763	121,341
Defined benefit pension asset	39,430	39,666
Operating lease right-of-use assets	141,827	139,857
Deferred compensation investments	27,238	29,631
Non-current deferred tax asset	46,858	57,751
Other non-current assets	15,372	16,618
Total assets	$3,435,165	$3,369,329

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$513
Mandatorily redeemable financial instrument	—	8,922
Accounts payable	374,208	359,539
Accrued employee compensation and benefits	93,717	128,155
Contract liabilities	77,112	52,013
Other accrued expenses	172,592	156,596
Income taxes payable	13,283	12,604
Dividends payable	14,948	13,278
Total current liabilities	745,860	731,620
Deferred income taxes	12,181	5,316
Long-term debt, excluding current installments	790,292	795,150
Operating lease liabilities	131,008	130,007
Deferred compensation liabilities	27,238	29,631
Other non-current liabilities	40,003	35,320
Total liabilities	1,746,582	1,727,044
Redeemable noncontrolling interests	9,301	9,498
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	3,244,024	3,156,235
Accumulated other comprehensive loss	(283,689)	(290,515)
Treasury stock	(1,308,953)	(1,260,833)
Total shareholders’ equity	1,679,282	1,632,787
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,435,165	$3,369,329

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended
	March 28,	March 29,
	2026	2025
Cash flows from operating activities:
Net earnings	$108,024	$86,663
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	22,607	21,518
Contribution to defined benefit pension plan	(886)	(1,492)
Stock-based compensation	5,532	7,211
Net periodic pension cost	1,079	258
Loss on sale of property, plant, and equipment	106	18
Deferred income taxes	15,667	10,439
Other, net	(115)	560
Changes in assets and liabilities:
Receivables	(62,856)	(4,467)
Inventories	(19,832)	16,162
Contract assets	16,213	(10,242)
Prepaid expenses and other assets (current and non-current)	(18,423)	(3,683)
Accounts payable	18,837	(26,307)
Contract liabilities (current and non-current)	24,725	12,869
Accrued expenses	(21,942)	(54,183)
Current income taxes	15,055	9,383
Other non-current liabilities	(318)	423
Net cash flows from operating activities	103,473	65,130
Cash flows from investing activities:
Purchases of property, plant, and equipment	(34,568)	(30,319)
Acquisition, net of cash acquired	(11,195)	—
Proceeds from sales of assets	225	343
Proceeds from property damage insurance claims	605	—
Other, net	1,632	(215)
Net cash flows from investing activities	(43,301)	(30,191)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	2,840
Repayments on short-term borrowings	—	(4,441)
Proceeds from long-term borrowings	50,000	60,000
Principal repayments on long-term borrowings	(55,555)	(60,174)
Dividends paid	(13,279)	(12,019)
Dividend to redeemable noncontrolling interest	—	(233)
Purchase of redeemable noncontrolling interest	(8,922)	—
Repurchases of common stock	(57,550)	—
Proceeds from exercises under stock plans	2,230	3,107
Tax withholdings on exercises under stock plans	(4,149)	(6,600)
Other, net	—	527
Net cash flows from financing activities	(87,225)	(16,993)
Effect of exchange rate changes on cash and cash equivalents	102	2,138
Net change in cash and cash equivalents	(26,951)	20,084
Cash and cash equivalents—beginning of period	187,140	164,315
Cash and cash equivalents—end of period	$160,189	$184,399

Supplemental disclosures of cash flow information:
Interest paid	$925	$225
Income taxes paid	7,290	10,672

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

			Accumulated
			other		Total	Redeemable
	Common	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	earnings	loss	stock	equity	interests
Balance as of December 27, 2025	$27,900	$3,156,235	$(290,515)	$(1,260,833)	$1,632,787	$9,498
Net earnings (loss)	—	108,033	—	—	108,033	(9)
Other comprehensive income (loss), net of tax	—	—	6,826	—	6,826	(188)
Cash dividends declared ($0.77 per share)	—	(14,948)	—	—	(14,948)	—
Repurchases of common stock; 131,197 shares acquired	—	—	—	(57,029)	(57,029)	—
Stock option and incentive plans	—	(5,296)	—	8,909	3,613	—
Balance as of March 28, 2026	$27,900	$3,244,024	$(283,689)	$(1,308,953)	$1,679,282	$9,301

			Accumulated
			other		Total	Redeemable
	Common	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	earnings	loss	stock	equity	interests
Balance as of December 28, 2024	$27,900	$2,940,838	$(332,775)	$(1,093,869)	$1,542,094	$51,519
Net earnings (loss)	—	87,261	—	—	87,261	(598)
Other comprehensive income (loss), net of tax	—	—	22,676	—	22,676	(424)
Cash dividends declared ($0.68 per share)	—	(13,647)	—	—	(13,647)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	(698)
Fair value adjustment on redeemable noncontrolling interests	—	(7,100)	—	—	(7,100)	7,100
Stock option and incentive plans	—	(8,306)	—	12,024	3,718	—
Balance as of March 29, 2025	$27,900	$2,999,046	$(310,099)	$(1,081,845)	$1,635,002	$56,899

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Valmont Industries, Inc. and its controlled subsidiaries (collectively, “Valmont” or the “Company”). Investments in affiliates and joint ventures over which the Company exercises significant influence but does not control are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete annual financial statements.

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

There have been no material changes to the Company’s significant accounting policies from those disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update aims to enhance expense disclosures by providing more detailed information on the types of expenses within commonly presented categories. The guidance is effective on both a prospective and retrospective basis for the fiscal year ending December 25, 2027, with early adoption permitted. The Company does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update amends certain aspects of the accounting for and disclosure of software costs. The guidance will be adopted prospectively for the Form 10-K for the fiscal year ending December 30, 2028, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements and related disclosures.

(2) REVENUE RECOGNITION

Contract Assets and Liabilities

Contract assets are recognized as revenue is earned over time and are reduced when the customer is invoiced. As of March 28, 2026 and December 27, 2025, the Company’s contract assets totaled $250,411 and $266,922, respectively, and were recorded as “Contract assets” in the Condensed Consolidated Balance Sheets.

Certain customers are invoiced through advance or progress billings. When the progress toward performance obligations is less than the amount billed to the customer, the excess is recorded as a contract liability. As of March 28, 2026, total contract liabilities were $77,441, with $77,112 recorded as “Contract liabilities” and $329 as “Other non-current

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

liabilities” in the Condensed Consolidated Balance Sheets. As of December 27, 2025, total contract liabilities were $52,475, with $52,013 recorded as “Contract liabilities” and $462 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

During the thirteen weeks ended March 28, 2026 and March 29, 2025, the Company recognized $34,920 and $24,383 in revenue, respectively, from amounts included in contract liabilities as of December 27, 2025 and December 28, 2024, reflecting advance payments applied to performance obligations completed during the respective periods.

As of March 28, 2026, the Company had $329 in remaining performance obligations on contracts with an original expected duration of one year or more, which are expected to be fulfilled within the next 12 to 24 months.

Disaggregated Revenue

A breakdown of revenue recognized over time and at a point in time by segment for the thirteen weeks ended March 28, 2026 and March 29, 2025 is as follows:

	Thirteen weeks ended March 28, 2026
	Point in Time	Over Time	Total
Infrastructure	$381,711	$421,469	$803,180
Agriculture	217,555	8,462	226,017
Total net sales	$599,266	$429,931	$1,029,197

	Thirteen weeks ended March 29, 2025
	Point in Time	Over Time	Total
Infrastructure	$366,143	$337,348	$703,491
Agriculture	258,703	7,120	265,823
Total net sales	$624,846	$344,468	$969,314

(3) ACQUISITIONS

Acquisitions of Businesses

On January 12, 2026, the Company acquired the remaining 80% ownership interest in RMDS Innovation, Inc., a Quebec-based technology company, for total purchase consideration of approximately $15,428, including working capital adjustments. The consideration transferred was denominated in Canadian dollars and translated into U.S. dollars using the spot exchange rate in effect on the acquisition date. The consideration transferred included contingent consideration with an acquisition-date fair value of approximately $2,481, payable in two future earn-out installments based on the achievement of specified performance targets. The contingent consideration is classified as a liability and recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. In connection with the acquisition, the Company remeasured its previously held equity method investment to fair value as of the acquisition date and recognized a gain of approximately $1,557 within “Other, net” in the Condensed Consolidated Statements of Earnings.

The purchase price allocation is preliminary and subject to adjustment within the one-year measurement period as additional information becomes available. Approximately $16,653 of the purchase price has been classified as goodwill, which is not deductible for income tax purposes and is included in the Agriculture segment. The amounts allocated to goodwill were primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition, such as an assembled workforce.

The results of this acquisition are included in the Agriculture segment and were not material to the Condensed Consolidated Statements of Earnings for the thirteen weeks ended March 28, 2026.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Acquisitions of Redeemable Noncontrolling Interests

In the fourth quarter of fiscal 2025, the Company completed negotiations with the noncontrolling interest holders of Solbras Energia Solar do Brasil S.A. to acquire the remaining 45% ownership interest and entered into a revised shareholder purchase agreement with a final redemption amount of approximately 79,000 Brazilian reais ($14,246 U.S. dollars). Payment of this amount was made in the fourth quarter of fiscal 2025, thereby settling the related redeemable noncontrolling interest. The redemption resulted in an increase to “Retained earnings” of approximately $11,997 and increased diluted earnings per share by $0.61 and $0.60 for the thirteen and fifty-two weeks ended December 27, 2025, respectively.

In the fourth quarter of fiscal 2025, the Company completed negotiations with the noncontrolling interest holders of ConcealFab, Inc. to acquire the remaining 40% ownership interest outside of the existing redemption rights period. The Company entered into revised shareholder purchase agreements with each minority shareholder for an aggregate purchase price of approximately $81,822. Approximately $72,900 of this amount was paid during the fourth quarter of fiscal 2025 and approximately $8,922 was paid during the first quarter of fiscal 2026.

In the third quarter of fiscal 2025, following the exercise of put options by the minority shareholders, the Company acquired an additional approximately 30% ownership interest of Valmont Irrigation Argentina B.V. for $14,624.

These transactions involved acquiring additional shares of consolidated subsidiaries without resulting in changes in control.

(4) INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out method or the weighted average cost method, depending on inventory management practices at each location. As of March 28, 2026 and December 27, 2025, inventories, net of reserves, consisted of the following:

	March 28,	December 27,
	2026	2025
Raw materials and purchased parts	$322,130	$253,594
Work in process	37,881	36,388
Finished and manufactured goods	227,704	276,414
Total inventories	$587,715	$566,396

As of March 28, 2026 and December 27, 2025, the Company’s inventory reserves were $66,908 and $68,001, respectively.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of March 28, 2026 and December 27, 2025, the carrying amounts of goodwill by segment were as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 27, 2025	$481,838	$323,367	$805,205
Accumulated impairment losses	(114,251)	(120,000)	(234,251)
Balance as of December 27, 2025	367,587	203,367	570,954
Acquisition	—	16,653	16,653
Foreign currency translation	(1,298)	421	(877)
Balance as of March 28, 2026	$366,289	$220,441	$586,730

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Infrastructure	Agriculture	Total
Gross balance as of March 28, 2026	$480,540	$340,441	$820,981
Accumulated impairment losses	(114,251)	(120,000)	(234,251)
Balance as of March 28, 2026	$366,289	$220,441	$586,730

Other Intangible Assets

As of March 28, 2026 and December 27, 2025, the components of other intangible assets were as follows:

	March 28, 2026		December 27, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$219,244	$167,088	$219,631	$165,514
Patents and proprietary technology	29,217	16,528	28,166	16,374
Other	612	612	614	594
Non-amortizing intangible assets:
Trade names	54,918	—	55,412	—
	$303,991	$184,228	$303,823	$182,482

The weighted-average remaining useful life of amortizing intangible assets is approximately eight years. Amortization expenses for the thirteen weeks ended March 28, 2026 and March 29, 2025 were $2,699 and $2,858, respectively. Amortization expense is expected to average $8,330 annually over the next five fiscal years, based on amortizing intangible assets reported as of March 28, 2026.

(6) DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative instruments as of March 28, 2026 and December 27, 2025 was as follows:

	Condensed Consolidated	March 28,	December 27,
Derivatives designated as hedging instruments:	Balance Sheets location	2026	2025
Commodity contracts	Prepaid expenses and other current assets	$6,466	$1,590
Commodity contracts	Other accrued expenses	(4)	—
Cross-currency swap contracts	Prepaid expenses and other current assets	750	6
Cross-currency swap contracts	Other accrued expenses	(6,798)	(8,100)
		$414	$(6,504)

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Earnings for the thirteen weeks ended March 28, 2026 and March 29, 2025 were as follows:

	Condensed Consolidated	Thirteen weeks ended
Derivatives designated	Statements of	March 28,	March 29,
as hedging instruments:	Earnings location	2026	2025
Commodity contracts	Product cost of sales	$405	$(1,236)
Interest rate hedge amortization	Interest expense	(16)	(16)
Cross-currency swap contracts	Interest expense	514	281
		$903	$(971)

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts to hedge variability in cash flows related to future purchases. Gains (losses) realized upon settlement are recorded in “Product cost of sales” in the Condensed

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Consolidated Statements of Earnings in the period in which the hedged items are consumed. As of March 28, 2026, the details of these contracts were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$23,074	22,500 short tons	April 2026 to March 2027
Natural gas	580	135,000 MMBtu	April 2026 to March 2027
Ultra-low-sulfur diesel fuel	10,822	3,276,000 gallons	March 2026 to June 2027
Zinc	8,127	2,640 metric tons	March 2026 to December 2027

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

The Company designated the full notional amounts of its CCS as net investment hedges for certain subsidiaries under the spot method. Changes in fair value of the CCS attributable to spot exchange rates are recorded as cumulative foreign currency translation within accumulated other comprehensive loss, while net interest receipts reduce interest expense over the life of the CCS. Key terms as of March 28, 2026 were as follows:

	Notional		Swapped	Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Canadian dollar	$40,000	October 1, 2028	4.0900%	C$	54,776
Chinese yuan	$30,000	October 1, 2032	3.1125%		¥215,640
Euro	$80,000	April 1, 2029	3.4610%		€74,509

(7) FAIR VALUE MEASUREMENTS

The following tables present the carrying values and fair value measurements of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2026 and December 27, 2025:

	Carrying Value	Fair Value Measurement Using:
	March 28, 2026	Level 1	Level 2	Level 3
Deferred compensation investments	$27,238	$27,238	$—	$—
Derivative financial instruments, net	414	—	414	—
Cash and cash equivalents—mutual funds	3,223	3,223	—	—

	Carrying Value	Fair Value Measurement Using:
	December 27, 2025	Level 1	Level 2	Level 3
Deferred compensation investments	$29,631	$29,631	$—	$—
Derivative financial instruments, net	(6,504)	—	(6,504)	—
Cash and cash equivalents—mutual funds	3,752	3,752	—	—

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

(8) NET EARNINGS PER SHARE

The table below provides a reconciliation between the net earnings attributable to Valmont Industries, Inc. and the weighted average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended
	March 28,	March 29,
	2026	2025
Net earnings attributable to Valmont Industries, Inc.	$108,033	$87,261
Weighted average shares outstanding (in thousands):
Basic	19,475	20,047
Dilutive effect of various stock awards	141	149
Diluted	19,616	20,196
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$5.55	$4.35
Dilutive effect of various stock awards	(0.04)	(0.03)
Diluted	$5.51	$4.32

As of March 28, 2026 , there were no outstanding stock options with exercise prices in excess of the average market price of common stock during the first quarter of fiscal 2026. As of March 29, 2025, there were 41,326 such options. These options were anti-dilutive and, accordingly, were excluded from the computation of diluted earnings per share.

(9) STOCK-BASED COMPENSATION

For the thirteen weeks ended March 28, 2026 and March 29, 2025, stock-based compensation expense (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Earnings) and associated income tax benefits were as follows:

	Thirteen weeks ended
	March 28,	March 29,
	2026	2025
Stock-based compensation	$5,532	$7,211
Income tax benefits	1,383	1,803

For the thirteen weeks ended March 28, 2026, the Company granted 4,395 restricted stock units at a weighted average grant date price of $424.89 per share unit and 20,406 performance stock units at a weighted average grant date price of $448.57 per share unit.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of March 28, 2026 and December 27, 2025, the components of accumulated other comprehensive loss were as follows:

	March 28,	December 27,
	2026	2025
Foreign currency translation adjustments	$(247,333)	$(248,741)
Hedging activities	20,347	15,405
Defined benefit pension plan	(56,703)	(57,179)
Accumulated other comprehensive loss	$(283,689)	$(290,515)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(11) SHARE REPURCHASES

The Company maintains a share repurchase program with a total authorization of $2,100,000. During the thirteen weeks ended March 28, 2026, the Company repurchased 131,197 shares for $56,554. As of March 28, 2026, the Company had repurchased 8,974,477 shares for approximately $1,589,449 since the program's inception and had approximately $510,551 of remaining capacity under the program.

(12) SUPPLIER FINANCE PROGRAM

As of March 28, 2026 and December 27, 2025, outstanding payment obligations under the Company’s supplier finance program, included in “Accounts payable” in the Condensed Consolidated Balance Sheets, were $56,351 and $56,324, respectively.

(13) CONTINGENCIES

The Company is party to certain legal proceedings and claims arising in the normal course of business.

Brazil Litigation

The Company is involved in several litigation matters in Brazil related to its operations in the Agriculture market. During the fourth quarter of fiscal 2025, the Company received an unfavorable ruling in the Brazilian appellate court system. In the first quarter of fiscal 2026, prior to the appellate court issuing decisions on final motions for clarification, the Company entered into a settlement agreement with the plaintiff for approximately 105,000 Brazilian reais (approximately $20,036 U.S. dollars). This settlement amount excludes certain attorney’s fees, which are still being finalized, and was materially consistent with the estimate made as of December 27, 2025.

As of March 28, 2026 and December 27, 2025, the Company had accrued approximately $24,104 and $24,165, respectively, related to these matters, which is included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets. The accrual reflects management's best estimate of losses based on currently available information. Pursuant to the terms of the settlement agreement, payment is expected to be made in the second quarter of fiscal 2026. No losses beyond the amounts accrued are deemed probable at this time.

U.S. Customs and Border Protection Inquiry

In February 2026, the Company received inquiries from U.S. Customs and Border Protection (“CBP”) related to the valuation methodology applied to steel tariffs from Mexico into the U.S. Throughout the first quarter of fiscal 2026, the Company received two formal CBP inquiries. While one inquiry has not yet been responded to by CBP, the Company received a response on the other indicating that the Company was found to be in compliance and that no further action was required. Based on management’s assessment of the facts and circumstances currently available, including the Company’s understanding of current CBP guidance previously enacted, management does not believe a loss is probable or reasonably estimable as of March 28, 2026, with respect to changes in valuation methodology.

Section 232 Tariff Modifications – Subsequent Event

On April 2, 2026, a proclamation was issued modifying Section 232 tariffs on steel, aluminum, and certain derivative articles, effective April 6, 2026. Under the proclamation, tariffs on certain steel products, including utility poles, are determined based on sourcing requirements, with a 10% ad valorem rate applicable to products in which at least 95% of steel content was melted and poured in the U.S. Products that do not meet these requirements are subject to higher tariff rates, including up to 50% on full value.

The Company is currently assessing the full scope of affected products and the prospective financial impact on its results of operations and financial condition. At this time, the Company believes that the majority of its steel poles produced in Mexico will be subject to a 10% tariff rate.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

The Company continuously monitors developments in these matters and will adjust its accruals if and when additional information becomes available or circumstances change. At this time, the Company does not expect that any known lawsuits, claims, environmental costs, commitments, or contingent liabilities will have a material adverse effect on its consolidated results of operations, financial condition, or liquidity.

(14) BUSINESS SEGMENTS AND RELATED REVENUE INFORMATION

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

The reportable segments are as follows:

Infrastructure: This segment consists of the manufacture and distribution of products and solutions to serve the infrastructure markets of utility, lighting, transportation, and telecommunications, along with coatings services to protect metal products.

Agriculture: This segment consists of the manufacture of center pivot and linear irrigation equipment components for agricultural markets, including aftermarket parts and tubular products, and advanced technology solutions for precision agriculture.

Summary by Business Segment

	Thirteen weeks ended March 28, 2026
	Infrastructure	Agriculture	Consolidated
Sales	$805,921	$226,996	$1,032,917
Intersegment sales	(2,741)	(979)	(3,720)
Net sales	803,180	226,017	1,029,197
Cost of sales	558,990	153,329	712,319
Gross profit	244,190	72,688	316,878
Selling, general, and administrative expenses (a)	101,167	39,185	140,352
Segment operating income	$143,023	$33,503	176,526
Unallocated corporate expenses			20,900
Total operating income			$155,626

	Thirteen weeks ended March 29, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$706,221	$267,271	$973,492
Intersegment sales	(2,730)	(1,448)	(4,178)
Net sales	703,491	265,823	969,314
Cost of sales	490,616	187,596	678,212
Gross profit	212,875	78,227	291,102
Selling, general, and administrative expenses (a)	95,663	41,990	137,653
Segment operating income	$117,212	$36,237	153,449
Unallocated corporate expenses			25,135
Total operating income			$128,314
(a)	Selling, general, and administrative expenses for each reportable segment includes compensation, certain allocated overhead expenses including information technology and enterprise resource planning, commissions, incentives, depreciation and amortization expense, research and development, and professional services fees.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

In the first quarter of fiscal 2026, the Company revised its product line presentation to better reflect how the business is currently managed. Within the Infrastructure segment, product lines are now presented as North America Utility, North America Lighting and Transportation, North America Coatings, North America Telecommunications, and International Infrastructure and Solar, replacing the previous presentation of Utility, Lighting and Transportation, Coatings, Telecommunications, and Solar. Within the Agriculture segment, product lines are now presented as Agriculture, replacing the previous presentation of Irrigation Equipment and Parts and Technology Products and Services. The prior period product line amounts have been recast to conform to the current period presentation.

	Thirteen weeks ended March 28, 2026
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$667,528	$139,593	$(3,720)	$803,401
International	138,393	87,403	—	225,796
Total sales	$805,921	$226,996	$(3,720)	$1,029,197

Product line:
North America Utility	$424,184	$—	$—	$424,184
North America Lighting and Transportation	118,652	—	—	118,652
North America Coatings	63,134	—	(2,741)	60,393
North America Telecommunications	61,504	—	—	61,504
International Infrastructure and Solar	138,447	—	—	138,447
Agriculture	—	226,996	(979)	226,017
Total sales	$805,921	$226,996	$(3,720)	$1,029,197

	Thirteen weeks ended March 29, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$577,197	$137,476	$(4,112)	$710,561
International	129,024	129,795	(66)	258,753
Total sales	$706,221	$267,271	$(4,178)	$969,314

Product line:
North America Utility	$332,836	$—	$—	$332,836
North America Lighting and Transportation	124,123	—	—	124,123
North America Coatings	55,708	—	(2,664)	53,044
North America Telecommunications	63,988	—	—	63,988
International Infrastructure and Solar	129,566	—	(66)	129,500
Agriculture	—	267,271	(1,448)	265,823
Total sales	$706,221	$267,271	$(4,178)	$969,314

	March 28,	December 27,
	2026	2025
ASSETS:
Infrastructure	$2,336,164	$2,312,500
Agriculture	823,890	768,715
Total segment assets	3,160,054	3,081,215
Unallocated corporate assets	275,111	288,114
Total assets	$3,435,165	$3,369,329

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended
	March 28,	March 29,
	2026	2025
CAPITAL EXPENDITURES:
Infrastructure	$30,806	$25,932
Agriculture	2,622	2,232
Total segment capital expenditures	33,428	28,164
Unallocated corporate capital expenditures	1,140	2,155
Total capital expenditures	$34,568	$30,319

	Thirteen weeks ended
	March 28,	March 29,
	2026	2025
DEPRECIATION AND AMORTIZATION:
Infrastructure	$17,635	$15,582
Agriculture	3,466	3,811
Total segment depreciation and amortization expense	21,101	19,393
Unallocated corporate depreciation and amortization expense	1,506	2,125
Total depreciation and amortization expense	$22,607	$21,518

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

This discussion should be read in conjunction with the financial statements and notes thereto, and the management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Segment net sales in the following table and elsewhere are presented net of intersegment sales. See Note 14 of our Condensed Consolidated Financial Statements for additional information on segment sales and intersegment sales.

EXECUTIVE OVERVIEW

Results of Operations

	Thirteen weeks ended
	March	March	Percent
Dollars in thousands, except per-share amounts	28, 2026	29, 2025	Change
Consolidated
Net sales	$1,029,197	$969,314	6.2%
Gross profit	316,878	291,102	8.9%
as a percentage of net sales	30.8%	30.0%
Selling, general, and administrative expenses	161,252	162,788	(0.9%)
as a percentage of net sales	15.7%	16.8%
Operating income	155,626	128,314	21.3%
as a percentage of net sales	15.1%	13.2%
Net interest expense	8,034	6,721	19.5%
Effective tax rate	25.6%	26.1%
Net earnings attributable to Valmont Industries, Inc.	108,033	87,261	23.8%
Diluted earnings per share	$5.51	$4.32	27.5%
Infrastructure
Net sales	$803,180	$703,491	14.2%
Gross profit	244,190	212,875	14.7%
as a percentage of net sales	30.4%	30.3%
Selling, general, and administrative expenses	101,167	95,663	5.8%
as a percentage of net sales	12.6%	13.6%
Operating income	143,023	117,212	22.0%
as a percentage of net sales	17.8%	16.7%
Agriculture
Net sales	$226,017	$265,823	(15.0%)
Gross profit	72,688	78,227	(7.1%)
as a percentage of net sales	32.2%	29.4%
Selling, general, and administrative expenses	39,185	41,990	(6.7%)
as a percentage of net sales	17.3%	15.8%
Operating income	33,503	36,237	(7.5%)
as a percentage of net sales	14.8%	13.6%
Corporate
Selling, general, and administrative expenses	$20,900	$25,135	(16.8%)
Operating loss	(20,900)	(25,135)	(16.8%)

Overview

Consolidated net sales increased by $59.9 million or 6.2% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The increase was primarily driven by higher net sales in the Infrastructure segment, particularly within the North America Utility product line, partially offset by lower net sales in the Agriculture segment.

Consolidated gross profit increased by $25.8 million or 8.9% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The increase was largely attributable to favorable pricing and higher sales volumes in the Infrastructure segment, particularly within the North America Utility product line, as well as higher average selling prices in North America in the Agriculture segment. These improvements were partially offset by lower sales volumes in the Agriculture segment, largely in the Middle East and Brazil.

Consolidated selling, general, and administrative (“SG&A”) expenses decreased by $1.5 million or 0.9% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025, driven mainly by lower compensation costs from reduced employee headcount, partially offset by increased incentive compensation resulting from improved performance in the North America Utility product line.

Consolidated operating income increased by $27.3 million or 21.3% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The increase was primarily due to improved pricing and higher sales volumes in the Infrastructure segment, partially offset by lower sales volumes in the Agriculture segment.

Income Tax Expense

Our effective income tax rate in the first quarter of fiscal 2026 was 25.6%, as compared to 26.1% in the same period of fiscal 2025. The decrease in the effective tax rate was primarily attributable to a more favorable geographic mix of earnings.

Infrastructure Segment

	Thirteen weeks ended
	March 28,	March 29,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America Utility	$424,184	$332,836	$91,348	27.4%
North America Lighting and Transportation	118,652	124,123	(5,471)	(4.4%)
North America Coatings	63,134	55,708	7,426	13.3%
North America Telecommunications	61,504	63,988	(2,484)	(3.9%)
International Infrastructure and Solar	138,447	129,566	8,881	6.9%
Total sales	$805,921	$706,221	$99,700	14.1%

Operating income	$143,023	$117,212	$25,811	22.0%

Infrastructure segment sales increased by $99.7 million or 14.1% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The increase was driven by favorable pricing and higher sales volumes in the North America Utility product line, as well as increased volumes in the North America Coatings product line. These increases more than offset declines in the North America Lighting and Transportation (“L&T”) and North America Telecommunications product lines. Foreign currency translation favorably impacted the first quarter of fiscal 2026 results by approximately $12.0 million.

North America Utility product line sales increased by $91.3 million or 27.4% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025, reflecting favorable pricing and higher sales volumes. Demand remained strong, supported by increased electrical energy consumption and continued utility investment to expand and reinforce grid capacity, including to serve growing power demand from data centers and other sources of load growth.

North America L&T product line sales decreased by $5.5 million or 4.4% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025, driven by lower sales volumes resulting from certain operational challenges, partially offset by favorable pricing.

North America Coatings product line sales increased by $7.4 million or 13.3% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025, driven by favorable pricing and higher volumes, benefiting from continued strength in infrastructure-related and data center demand.

North America Telecommunications product line sales decreased by $2.5 million or 3.9% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025, primarily due to lower sales volumes associated with slightly lower carrier spending.

International Infrastructure and Solar product line sales increased by $8.9 million or 6.9% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025, largely due to favorable foreign currency translation impacts totaling approximately $11.3 million, partially offset by lower telecommunications sales volumes.

Infrastructure segment gross profit increased by $31.3 million or 14.7% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025, primarily due to favorable pricing and higher sales volumes in the North America Utility and the North America Coatings product lines.

Infrastructure segment SG&A expenses increased by $5.5 million or 5.8% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The increase was primarily driven by higher compensation and incentives costs.

Infrastructure segment operating income increased by $25.8 million or 22.0% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The increase was primarily attributable to higher pricing and sales volumes, along with an improved global cost structure.

Agriculture Segment

	Thirteen weeks ended
	March 28,	March 29,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America	$139,593	$137,476	$2,117	1.5%
International	87,403	129,795	(42,392)	(32.7%)
Total sales	$226,996	$267,271	$(40,275)	(15.1%)

Operating income	$33,503	$36,237	$(2,734)	(7.5%)

In North America, Agriculture segment sales increased by $2.1 million or 1.5% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The increase was primarily attributable to higher average selling prices, partially offset by lower irrigation equipment sales volumes, reflecting continued softness in the agriculture market. This softness was driven by lower grain prices, uncertainty surrounding trade policy, and the timing of government funding.

In international markets, Agriculture segment sales decreased by $42.4 million or 32.7% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The decline was primarily driven by operational disruptions related to the Middle East conflict, as well as lower sales volumes in Brazil. These impacts were partially offset by favorable foreign currency translation of approximately $5.1 million during the first quarter of fiscal 2026.

The Agriculture business is cyclical and influenced by factors including net farm income, commodity prices, weather volatility, geopolitical events, and farmer sentiment regarding future economic conditions. We closely monitor these variables across our key markets. In the U.S., net farm income estimates published by the U.S. Department of Agriculture are a key indicator of grower purchasing capacity. In Brazil, we monitor grain prices, projected farm input costs, interest rates, and net farm income trends, which collectively influence grower liquidity, credit availability, and purchasing behavior. Looking ahead, we remain focused on managing through evolving market conditions and positioning the Agriculture business for long-term growth across both domestic and international markets.

Agriculture segment gross profit decreased by $5.5 million or 7.1% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The decrease primarily reflected lower sales volumes as a result of the Middle East conflict and continued market softness in North America, partially offset by higher average selling prices in North America. Additionally, as of March 28, 2026, our manufacturing facility in Dubai has remained idle leading to abnormal manufacturing variances in the first quarter of fiscal 2026.

Agriculture segment SG&A decreased by $2.8 million or 6.7% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The decrease primarily reflected lower compensation costs.

Agriculture segment operating income decreased by $2.7 million or 7.5% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025. The decline was primarily attributable to lower sales volumes, partially offset by reduced SG&A expenses.

Corporate

Corporate SG&A expenses decreased by $4.2 million or 16.8% in the first quarter of fiscal 2026, as compared to the same period of fiscal 2025, primarily due to lower compensation and technology costs, partially offset by higher incentive costs.

KEY FACTORS AFFECTING FINANCIAL RESULTS

Acquisitions and Divestitures

We continue to strategically enhance our portfolio through targeted acquisitions and divestitures, demonstrating our commitment to refining our business focus and driving value within our core segments. In the first quarter of fiscal 2026, we acquired the remaining 80% ownership interest in RMDS Innovation, Inc., a Quebec-based technology company, included in the Agriculture Segment.

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

On February 28, 2026, the United States and Israel commenced military strikes against Iran, which has prompted Iranian retaliatory attacks throughout the broader Middle East region. We have agriculture operations headquartered in Dubai, United Arab Emirates, with business activities conducted in the Middle East. The ongoing conflict has affected, and may continue to adversely affect, our regional operations through disruptions to logistics networks and transportation infrastructure, increases in energy costs, and volatility in regional currency and financial markets. Certain of our customers and suppliers in the region may also be negatively impacted by these events. We continue to actively monitor the evolving situation and take appropriate actions to mitigate the impact on our operations, financial results, and liquidity.

On April 2, 2026, a proclamation was issued modifying Section 232 tariffs on steel, aluminum, and certain derivative articles, effective April 6, 2026. Under the proclamation, tariffs on certain steel products, including utility poles, are determined based on sourcing requirements, with a 10% ad valorem rate applicable to products in which at least 95% of steel content was melted and poured in the U.S. Products that do not meet these requirements are subject to higher tariff rates, including up to 50% on full value. During fiscal 2025, we imported approximately $220.0 million of fabricated steel structures from Mexico into the U.S., which represents the primary category of products affected by these modifications. Based on our current assessment, we believe that the majority of our steel poles produced at our Mexico facility will qualify for the 10% tariff rate, as those structures are produced using U.S. melted and poured steel. Management has interpreted the requirements of the proclamation based on its current understanding and available guidance. Regulatory interpretations may evolve, and authorities could reach conclusions that differ from management’s interpretation. If such differing interpretations were to occur, the Company may be required to modify its practices, which could result in increased costs or changes to reported results.

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

In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of March 28, 2026, we had approximately $510.6 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 9.0 million shares for a total of $1.6 billion.

We remain committed to maintaining a capital structure that supports our investment-grade credit rating. As of the latest assessments, our credit ratings were Baa2 (stable outlook) by Moody’s Ratings and BBB+ (stable outlook) by S&P

Global Ratings. To support these ratings, we aim to manage our debt-to-invested capital ratio within levels that reinforce our investment-grade status.

Supplier Finance Program

We have established a supplier finance program with a financial institution, allowing qualifying suppliers the option to sell their receivables from us to the financial institution under independently negotiated terms. Participation in the program is entirely voluntary for suppliers and does not affect our payment terms, amounts, timing, or liquidity. We have no economic interest in a supplier’s decision to participate. As of March 28, 2026 and December 27, 2025, our accounts payable in the Condensed Consolidated Balance Sheets included $56.4 million and $56.3 million, respectively, related to the obligations under this program.

Sources of Financing

As of March 28, 2026, our available debt financing primarily included senior unsecured notes and a revolving credit facility.

Senior Unsecured Notes

As of March 28, 2026, our senior unsecured notes consisted of:

●	$450.0 million face value ($434.7 million carrying value) notes at an interest rate of 5.00% per annum, maturing in October 2044.
●	$305.0 million face value ($295.6 million carrying value) notes at an interest rate of 5.25% per annum, maturing in October 2054.

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

As of March 28, 2026 and December 27, 2025, we had outstanding borrowings of $60.0 million and $65.0 million, respectively, under this facility. The facility includes a financial covenant that may limit additional borrowing. As of March 28, 2026, we could borrow $739.8 million under the facility, after accounting for $0.2 million in standby letters of credit related to certain insurance obligations. Additionally, we maintain short‑term bank lines of credit totaling $9.8 million, all of which were unused as of March 28, 2026.

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

As of March 28, 2026, we were in compliance with all covenants related to these debt agreements. For detailed calculations of Adjusted EBITDA and the leverage ratio, please refer to the “Selected Financial Measures” section.

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

As of March 28, 2026, we held $160.2 million in cash, including $132.3 million in non-U.S. subsidiaries. Distributions of this foreign cash would incur tax liabilities. As of March 28, 2026, we had liabilities of $2.5 million for foreign withholding taxes and $0.2 million for U.S. state income taxes.

We expect fiscal 2026 capital expenditures to range from $170.0 million to $200.0 million.

Cash Flows

The table below summarizes our cash flow information for the thirteen weeks ended March 28, 2026 and March 29, 2025:

	Thirteen weeks ended
	March 28,	March 29,
Dollars in thousands	2026	2025
Net cash flows from operating activities	$103,473	$65,130
Net cash flows from investing activities	(43,301)	(30,191)
Net cash flows from financing activities	(87,225)	(16,993)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $103.5 million in the first quarter of fiscal 2026, as compared to $65.1 million in the same period of fiscal 2025. The change in operating cash flows reflects higher operating income in addition to a lower incentive compensation bonus payout in fiscal 2026 relative to fiscal 2025.

Investing Cash Flows – Cash used in investing activities totaled $43.3 million in the first quarter of fiscal 2026, as compared to $30.2 million in the same period of fiscal 2025. Investing activities in the first quarter of fiscal 2026 primarily included capital spending of $34.6 million and the acquisition of RMDS Innovations, Inc., net of cash acquired, of $11.2 million. Investing activities in the first quarter of fiscal 2025 primarily included capital spending of $30.3 million.

Financing Cash Flows – Cash used in financing activities totaled $87.2 million in the first quarter of fiscal 2026, as compared to $17.0 million in the same period of fiscal 2025. Our total interest-bearing debt was $815.0 million as of March 28, 2026 and $829.5 million as of December 27, 2025. Financing activities in the first quarter of fiscal 2026 primarily consisted of borrowings on the revolving credit facility of $50.0 million offset by payments of $55.6 million, dividends paid of $13.3 million, stock repurchases of $57.6 million, the purchase of a redeemable noncontrolling interest of $8.9 million, and the net activity from stock option and incentive plans, including the associated withholding payments, of $1.9 million. Financing activities in the first quarter of fiscal 2025 primarily consisted of borrowings on the revolving credit facility and short-term notes of $62.8 million, offset by principal payments on our long-term debt and short-term borrowings of $64.6 million, dividends paid of $12.0 million, and the net activity from stock option and incentive plans, including the associated withholding payments, of $3.5 million.

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

The combined financial information for the thirteen weeks ended March 28, 2026 and March 29, 2025 was as follows:

	Thirteen weeks ended
	March 28,	March 29,
Dollars in thousands	2026	2025
Net sales	$778,496	$676,691
Gross profit	228,408	199,145
Operating income	125,133	92,995
Net earnings attributable to Valmont Industries, Inc.	81,355	59,986

The combined financial information as of March 28, 2026 and December 27, 2025 was as follows:

	March 28,	December 27,
Dollars in thousands	2026	2025
Current assets	$955,648	$901,456
Non-current assets	841,541	851,743
Current liabilities	402,917	415,155
Non-current liabilities	1,279,858	1,241,800

As of March 28, 2026 and December 27, 2025, non-current assets included a receivable from non-guarantor subsidiaries of $77,603 and $83,641, respectively. As of March 28, 2026 and December 27, 2025, non-current liabilities included a payable to non-guarantor subsidiaries of $368,414 and $325,225, respectively.

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

The calculation of Adjusted EBITDA for the four fiscal quarters ended March 28, 2026 was as follows:

Four fiscal quarters ended
March 28,
Dollars in thousands	2026
Net cash flows from operating activities	$494,827
Interest expense	39,838
Income tax expense	30,180
Impairment of long-lived assets	(91,337)
Deferred income taxes	13,968
Redeemable noncontrolling interests	(4,004)
Net periodic pension cost	(1,873)
Contribution to defined benefit pension plan	2,553
Changes in assets and liabilities	70,920
Other, net	(1,782)
Impairment of long-lived assets	91,337
Realignment charges	16,066
Non-recurring non-cash charges	3,918
Pro forma acquisition adjustment	6,424
Adjusted EBITDA	$671,035

Four fiscal quarters ended
March 28,
Dollars in thousands	2026
Net earnings attributable to Valmont Industries, Inc.	$371,045
Interest expense	39,838
Income tax expense	30,180
Depreciation and amortization	89,598
Stock-based compensation	22,629
Impairment of long-lived assets	91,337
Realignment charges	16,066
Non-recurring non-cash charges	3,918
Pro forma acquisition adjustment	6,424
Adjusted EBITDA	$671,035

The calculation of the leverage ratio as of March 28, 2026 was as follows:

March 28,
Dollars in thousands	2026
Interest-bearing debt, excluding origination fees and discounts of $24,708	$815,000
Less: Cash and cash equivalents in excess of $50,000	110,189
Net indebtedness	$704,811
Adjusted EBITDA	671,035
Leverage ratio	1.05

FINANCIAL OBLIGATIONS AND COMMITMENTS

There were no material changes in the Company’s financial obligations and commitments during the thirteen weeks ended March 28, 2026. For additional information on the Company’s financial obligations and commitments, refer to the “Cash Uses” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the thirteen weeks ended March 28, 2026. For additional information on the Company’s market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on the Company’s legal proceedings, refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, and Note 13 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the Company’s risk factors during the thirteen weeks ended March 28, 2026. For additional information on the Company’s risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10‑K for the fiscal year ended December 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs (1)
December 28, 2025 to January 24, 2026	44,361	$425.36	44,361	$548,234,000
January 25, 2026 to February 28, 2026	38,795	454.82	38,795	530,589,000
March 1, 2026 to March 28, 2026	48,041	417.08	48,041	510,551,000
Total	131,197	$431.04	131,197	$510,551,000
(1)	In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of March 28, 2026, we had approximately $510.6 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 9.0 million shares for a total of $1.6 billion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

Valmont’s annual meeting of stockholders was held on April 27, 2026. The stockholders elected four directors to serve three-year terms, approved the Valmont 2026 Employee Stock Purchase Plan, approved, on an advisory basis, the compensation paid to Valmont’s named executive officers, and ratified the appointment of KPMG LLP as independent auditors for fiscal 2026. For the annual meeting, there were 19,547,213 shares outstanding and eligible to vote of which 17,796,049 were present at the meeting in person or by proxy. The tabulation for each matter voted upon at the meeting was as follows:

Election of directors:

	For	Withheld	Broker Non-Votes
Mogens C. Bay	14,808,848	1,946,774	1,040,427
Ritu Favre	15,243,183	1,512,439	1,040,427
Richard A. Lanoha	16,467,838	287,784	1,040,427
Paul T. Maass	16,698,826	56,796	1,040,427

Approval of the Valmont 2026 Employee Stock Purchase Plan:

For	16,705,270
Against	44,130
Abstain	6,222
Broker non-votes	1,040,427

Advisory vote on executive compensation:

For	15,956,464
Against	783,472
Abstain	15,686
Broker non-votes	1,040,427

Ratification of appointment of independent auditors:

For	17,656,277
Against	124,329
Abstain	15,443
Broker non-votes	0

ITEM 6. EXHIBITS

Exhibit No.	Description
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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

104	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf and by the undersigned thereunto duly authorized.

VALMONT INDUSTRIES, INC.

/s/ JOHN SCHWIETZ
John Schwietz
Executive Vice President and Chief Financial Officer

Dated the 28th day of April 2026.