Form 10-Q
period 2026-06-27
VALMONT INDUSTRIES INC
filed 2026-07-28
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

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

As of July 24, 2026, there were 19,304,858 shares of the registrant’s common stock outstanding.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Product sales	$1,007,493	$943,371	$1,929,225	$1,817,860
Service sales	111,196	107,177	218,661	202,002
Net sales	1,118,689	1,050,548	2,147,886	2,019,862
Product cost of sales	726,137	669,029	1,381,656	1,290,072
Service cost of sales	51,735	60,352	108,535	117,521
Total cost of sales	777,872	729,381	1,490,191	1,407,593
Gross profit	340,817	321,167	657,695	612,269
Selling, general, and administrative expenses	174,706	191,670	335,958	354,458
Impairment of long-lived assets	—	91,337	—	91,337
Realignment charges	—	8,884	—	8,884
Operating income	166,111	29,276	321,737	157,590
Other income (expenses):
Interest expense	(9,430)	(10,543)	(18,841)	(20,658)
Interest income	1,271	1,568	2,648	4,962
Gain on deferred compensation investments	3,786	2,384	2,228	1,543
Other, net	737	(3,675)	(158)	(6,405)
Total other expenses	(3,636)	(10,266)	(14,123)	(20,558)
Earnings before income taxes and equity method investment loss	162,475	19,010	307,614	137,032
Income tax expense (benefit):
Current	36,385	35,275	57,833	55,635
Deferred	5,604	(12,995)	21,271	(2,556)
Total income tax expense	41,989	22,280	79,104	53,079
Earnings (loss) before equity method investment loss	120,486	(3,270)	228,510	83,953
Equity method investment loss	(264)	(21)	(264)	(581)
Net earnings (loss)	120,222	(3,291)	228,246	83,372
Earnings attributable to redeemable noncontrolling interests	(304)	(729)	(295)	(131)
Net earnings (loss) attributable to Valmont Industries, Inc.	$119,918	$(4,020)	$227,951	$83,241
Net earnings (loss) attributable to Valmont Industries, Inc. per share:
Basic	$6.19	$(1.53)	$11.74	$2.86
Diluted	6.14	(1.53)	11.65	2.84

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net earnings (loss)	$120,222	$(3,291)	$228,246	$83,372
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	(4,658)	37,347	(3,438)	59,589
Hedging activities:
Unrealized gain on commodity hedges	1,787	760	5,896	857
Realized loss (gain) on commodity hedges included in net earnings (loss)	(886)	(630)	(1,190)	297
Unrealized gain (loss) on cross currency swaps	(64)	(4,966)	1,085	(6,306)
Amortization cost included in interest expense	(12)	(12)	(24)	(24)
Total hedging activities	825	(4,848)	5,767	(5,176)
Reclassification adjustment for pension costs included in net earnings (loss)	475	356	951	694
Total other comprehensive income (loss), net of tax	(3,358)	32,855	3,280	55,107
Comprehensive income	116,864	29,564	231,526	138,479
Comprehensive income attributable to redeemable noncontrolling interests	(247)	(2,009)	(50)	(987)
Comprehensive income attributable to Valmont Industries, Inc.	$116,617	$27,555	$231,476	$137,492

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	June 27,	December 27,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$139,051	$187,140
Receivables, less allowance of $50,634 and $54,991, respectively	648,703	590,127
Inventories	608,842	566,396
Contract assets	272,731	266,922
Income taxes receivable	15,388	38,365
Prepaid expenses and other current assets	97,738	70,698
Total current assets	1,782,453	1,719,648
Property, plant, and equipment, at cost	1,658,935	1,640,608
Less accumulated depreciation	(965,752)	(966,745)
Property, plant, and equipment, net	693,183	673,863
Goodwill	584,126	570,954
Other intangible assets, net	116,772	121,341
Defined benefit pension asset	38,798	39,666
Operating lease right-of-use assets	153,648	139,857
Deferred compensation investments	30,813	29,631
Non-current deferred tax asset	47,099	57,751
Other non-current assets	15,517	16,618
Non-current assets held for sale	3,296	—
Total assets	$3,465,705	$3,369,329

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$60	$513
Mandatorily redeemable financial instrument	—	8,922
Accounts payable	387,899	359,539
Accrued employee compensation and benefits	113,453	128,155
Contract liabilities	79,785	52,013
Other accrued expenses	139,587	156,596
Income taxes payable	21,698	12,604
Dividends payable	14,864	13,278
Total current liabilities	757,346	731,620
Deferred income taxes	17,298	5,316
Long-term debt, excluding current installments	730,625	795,150
Operating lease liabilities	141,056	130,007
Deferred compensation liabilities	30,813	29,631
Other non-current liabilities	52,978	35,320
Total liabilities	1,730,116	1,727,044
Redeemable noncontrolling interests	8,836	9,498
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Retained earnings	3,351,715	3,156,235
Accumulated other comprehensive loss	(286,990)	(290,515)
Treasury stock	(1,365,872)	(1,260,833)
Total shareholders’ equity	1,726,753	1,632,787
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,465,705	$3,369,329

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Twenty-six weeks ended
	June 27,	June 28,
	2026	2025
Cash flows from operating activities:
Net earnings	$228,246	$83,372
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	46,832	43,781
Contribution to defined benefit pension plan	(886)	(1,492)
Impairment of long-lived assets	9,340	91,337
Stock-based compensation	11,419	13,377
Net periodic pension cost	2,154	529
Loss on sale of property, plant, and equipment	29	81
Deferred income taxes	21,271	(2,556)
Other, net	(3,128)	581
Changes in assets and liabilities:
Receivables	(58,746)	8,263
Inventories	(40,704)	22,423
Contract assets	(6,047)	(7,257)
Prepaid expenses and other assets (current and non-current)	(19,317)	9,909
Accounts payable	32,005	(649)
Contract liabilities (current and non-current)	27,340	(17)
Accrued expenses	(38,193)	(31,431)
Current income taxes	32,800	(2,248)
Other non-current liabilities	7,168	4,736
Net cash flows from operating activities	251,583	232,739
Cash flows from investing activities:
Purchases of property, plant, and equipment	(70,504)	(62,306)
Acquisition, net of cash acquired	(11,470)	—
Proceeds from sales of assets	1,502	724
Proceeds from property damage insurance claims	605	—
Other, net	3,311	(2,737)
Net cash flows from investing activities	(76,556)	(64,319)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	2,840
Repayments on short-term borrowings	—	(4,492)
Proceeds from long-term borrowings	65,211	130,000
Principal repayments on long-term borrowings	(130,558)	(130,358)
Dividends paid	(28,227)	(25,667)
Dividend to redeemable noncontrolling interest	(478)	(233)
Purchase of redeemable noncontrolling interest	(8,922)	—
Repurchases of common stock	(117,540)	(100,007)
Payments of excise taxes on share repurchases	(1,677)	—
Proceeds from exercises under stock plans	3,282	3,107
Tax withholdings on exercises under stock plans	(4,807)	(6,940)
Other, net	—	527
Net cash flows from financing activities	(223,716)	(131,223)
Effect of exchange rate changes on cash and cash equivalents	600	7,021
Net change in cash and cash equivalents	(48,089)	44,218
Cash and cash equivalents—beginning of period	187,140	164,315
Cash and cash equivalents—end of period	$139,051	$208,533

Supplemental disclosures of cash flow information:
Interest paid	$20,262	$19,631
Income taxes paid	24,363	55,494

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

			Accumulated
			other		Total	Redeemable
	Common	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	earnings	loss	stock	equity	interests
Balance as of December 27, 2025	$27,900	$3,156,235	$(290,515)	$(1,260,833)	$1,632,787	$9,498
Net earnings (loss)	—	108,033	—	—	108,033	(9)
Other comprehensive income (loss), net of tax	—	—	6,826	—	6,826	(188)
Cash dividends declared ($0.77 per share)	—	(14,948)	—	—	(14,948)	—
Repurchases of common stock; 131,197 shares acquired	—	—	—	(57,029)	(57,029)	—
Stock option and incentive plans	—	(5,296)	—	8,909	3,613	—
Balance as of March 28, 2026	$27,900	$3,244,024	$(283,689)	$(1,308,953)	$1,679,282	$9,301
Net earnings	—	119,918	—	—	119,918	304
Other comprehensive loss, net of tax	—	—	(3,301)	—	(3,301)	(57)
Cash dividends declared ($0.77 per share)	—	(14,864)	—	—	(14,864)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	(712)
Repurchases of common stock; 118,719 shares acquired	—	—	—	(60,563)	(60,563)	—
Stock option and incentive plans	—	2,637	—	3,644	6,281	—
Balance as of June 27, 2026	$27,900	$3,351,715	$(286,990)	$(1,365,872)	$1,726,753	$8,836

			Accumulated
			other		Total	Redeemable
	Common	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	earnings	loss	stock	equity	interests
Balance as of December 28, 2024	$27,900	$2,940,838	$(332,775)	$(1,093,869)	$1,542,094	$51,519
Net earnings (loss)	—	87,261	—	—	87,261	(598)
Other comprehensive income (loss), net of tax	—	—	22,676	—	22,676	(424)
Cash dividends declared ($0.68 per share)	—	(13,647)	—	—	(13,647)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	(698)
Fair value adjustment on redeemable noncontrolling interests	—	(7,100)	—	—	(7,100)	7,100
Stock option and incentive plans	—	(8,306)	—	12,024	3,718	—
Balance as of March 29, 2025	$27,900	$2,999,046	$(310,099)	$(1,081,845)	$1,635,002	$56,899
Net earnings (loss)	—	(4,020)	—	—	(4,020)	729
Other comprehensive income, net of tax	—	—	31,575	—	31,575	1,280
Cash dividends declared ($0.68 per share)	—	(13,419)	—	—	(13,419)	—
Fair value adjustment on redeemable noncontrolling interests	—	1,089	—	—	1,089	(1,089)
Change in redemption value of noncontrolling interests	—	(26,243)	—	—	(26,243)	26,243
Repurchases of common stock; 357,979 shares acquired	—	—	—	(100,855)	(100,855)	—
Stock option and incentive plans	—	(91)	—	5,917	5,826	—
Balance as of June 28, 2025	$27,900	$2,956,362	$(278,524)	$(1,176,783)	$1,528,955	$84,062

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

In the opinion of management, the unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year or for any other period.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update aims to enhance expense disclosures by providing more detailed information on the types of expenses within commonly presented categories. The guidance is effective on a prospective basis, with the option to apply it retrospectively, for the fiscal year ending December 25, 2027, with early adoption permitted. The Company does not expect any impact on its results of operations, as the changes primarily relate to enhanced disclosures.

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

(2) REVENUE RECOGNITION

Contract Assets and Liabilities

Contract assets are recognized as revenue is earned over time and are reduced when the customer is invoiced. As of June 27, 2026 and December 27, 2025, the Company’s contract assets totaled $272,731 and $266,922, respectively, and were recorded as “Contract assets” in the Condensed Consolidated Balance Sheets.

Certain customers are invoiced through advance or progress billings. When the progress toward performance obligations is less than the amount billed to the customer, the excess is recorded as a contract liability. As of June 27, 2026, total contract liabilities were $80,114, with $79,785 recorded as “Contract liabilities” and $329 as “Other non-current

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

liabilities” in the Condensed Consolidated Balance Sheets. As of December 27, 2025, total contract liabilities were $52,475, with $52,013 recorded as “Contract liabilities” and $462 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

During the thirteen and twenty-six weeks ended June 27, 2026, the Company recognized $4,266 and $39,186 in revenue, respectively, from amounts included in contract liabilities as of December 27, 2025. During the thirteen and twenty-six weeks ended June 28, 2025, the Company recognized $32,560 and $56,943 from amounts included in contract liabilities as of December 28, 2024. This revenue reflects advance payments applied to performance obligations completed during the respective periods.

As of June 27, 2026, the Company had $329 in remaining performance obligations on contracts with an original expected duration of one year or more, which are expected to be fulfilled within the next 12 to 24 months.

Disaggregated Revenue

A breakdown of revenue recognized over time and at a point in time by segment for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025 is as follows:

	Thirteen weeks ended June 27, 2026			Twenty-six weeks ended June 27, 2026
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$422,423	$454,295	$876,718	$804,134	$875,764	$1,679,898
Agriculture	233,138	8,833	241,971	450,693	17,295	467,988
Total net sales	$655,561	$463,128	$1,118,689	$1,254,827	$893,059	$2,147,886

	Thirteen weeks ended June 28, 2025			Twenty-six weeks ended June 28, 2025
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$423,581	$339,511	$763,092	$789,724	$676,859	$1,466,583
Agriculture	279,000	8,456	287,456	537,703	15,576	553,279
Total net sales	$702,581	$347,967	$1,050,548	$1,327,427	$692,435	$2,019,862

(3) ACQUISITIONS

Acquisitions of Businesses

On January 12, 2026, the Company acquired the remaining 80% ownership interest in RMDS Innovation, Inc., a Quebec-based technology company, for total purchase consideration of approximately $15,428, including working capital adjustments. The consideration transferred was denominated in Canadian dollars and translated into U.S. dollars using the spot exchange rate in effect on the acquisition date. The consideration transferred included contingent consideration with an acquisition-date fair value of approximately $2,481, payable in two future earn-out installments based on the achievement of specified performance targets. The contingent consideration is classified as a liability and recorded in “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. In connection with the acquisition, in the first quarter of fiscal 2026, the Company remeasured its previously held equity method investment to fair value as of the acquisition date and recognized a gain of approximately $1,557 within “Other, net” in the Condensed Consolidated Statements of Earnings.

The purchase price allocation is preliminary and subject to adjustment within the one-year measurement period as additional information becomes available. Approximately $15,095 of the purchase price has been classified as goodwill, which is not deductible for income tax purposes and is included in the Agriculture segment. The amounts allocated to goodwill were primarily attributable to anticipated synergies and other intangibles that do not qualify for separate recognition, such as an assembled workforce.

The results of this acquisition are included in the Agriculture segment and were not material to the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 27, 2026.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Acquisitions of Redeemable Noncontrolling Interests

In the fourth quarter of fiscal 2025, the Company completed negotiations with the noncontrolling interest holders of Solbras Energia Solar do Brasil S.A. to acquire the remaining 45% ownership interest and entered into a revised shareholder purchase agreement with a final redemption amount of approximately 79,000 Brazilian reais ($14,246 U.S. dollars). Payment of this amount was made in the fourth quarter of fiscal 2025, thereby settling the related redeemable noncontrolling interest. The redemption resulted in an increase to “Retained earnings” of approximately $11,997.

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

(4) INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out method or the weighted average cost method, depending on inventory management practices at each location. As of June 27, 2026 and December 27, 2025, inventories, net of reserves, consisted of the following:

	June 27,	December 27,
	2026	2025
Raw materials and purchased parts	$336,427	$253,594
Work in process	42,923	36,388
Finished and manufactured goods	229,492	276,414
Total inventories	$608,842	$566,396

As of June 27, 2026 and December 27, 2025, the Company’s inventory reserves were $62,461 and $68,001, respectively.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of June 27, 2026 and December 27, 2025, the carrying amounts of goodwill by segment were as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 27, 2025	$481,838	$323,367	$805,205
Accumulated impairment losses	(114,251)	(120,000)	(234,251)
Balance as of December 27, 2025	367,587	203,367	570,954
Acquisition	—	15,095	15,095
Foreign currency translation	(2,133)	210	(1,923)
Balance as of June 27, 2026	$365,454	$218,672	$584,126

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Infrastructure	Agriculture	Total
Gross balance as of June 27, 2026	$479,705	$338,672	$818,377
Accumulated impairment losses	(114,251)	(120,000)	(234,251)
Balance as of June 27, 2026	$365,454	$218,672	$584,126

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

Other Intangible Assets

As of June 27, 2026 and December 27, 2025, the components of other intangible assets were as follows:

	June 27, 2026		December 27, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$218,917	$168,927	$219,631	$165,514
Patents and proprietary technology	28,986	16,900	28,166	16,374
Other	611	611	614	594
Non-amortizing intangible assets:
Trade names	54,696	—	55,412	—
	$303,210	$186,438	$303,823	$182,482

The weighted-average remaining useful life of amortizing intangible assets is approximately seven years. Amortization expenses were $2,678 and $5,377 for the thirteen and twenty-six weeks ended June 27, 2026, respectively, and $2,982 and $5,840 for the thirteen and twenty-six weeks ended June 28, 2025, respectively. Amortization expense is expected to average $8,313 annually over the next five fiscal years, based on amortizing intangible assets reported as of June 27, 2026.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(6) DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative instruments as of June 27, 2026 and December 27, 2025 was as follows:

	Condensed Consolidated	June 27,	December 27,
Derivatives designated as hedging instruments:	Balance Sheets location	2026	2025
Commodity contracts	Prepaid expenses and other current assets	$7,487	$1,590
Commodity contracts	Other accrued expenses	(25)	—
Cross-currency swap contracts	Prepaid expenses and other current assets	1,170	6
Cross-currency swap contracts	Other accrued expenses	(7,781)	(8,100)
		$851	$(6,504)

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025 were as follows:

	Condensed Consolidated	Thirteen weeks ended		Twenty-six weeks ended
	Statements of	June 27,	June 28,	June 27,	June 28,
Derivatives designated as hedging instruments:	Operations location	2026	2025	2026	2025
Commodity contracts	Product/service cost of sales	$1,182	$840	$1,587	$(396)
Interest rate hedge amortization	Interest expense	48	(16)	32	(32)
Cross-currency swap contracts	Interest expense	472	292	986	573
		$1,702	$1,116	$2,605	$145

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts to hedge variability in cash flows related to future purchases. Gains (losses) realized upon settlement are recorded in “Product cost of sales” in the Condensed Consolidated Statements of Operations in the period in which the hedged items are consumed. As of June 27, 2026, the details of these contracts were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$30,734	27,000 short tons	June 2026 to June 2027
Natural gas	433	105,000 MMBtu	July 2026 to March 2027
Ultra-low-sulfur diesel fuel	7,371	2,520,000 gallons	June 2026 to June 2027
Zinc	7,818	2,280 metric tons	June 2026 to December 2027

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

The Company designated the full notional amounts of its CCS as net investment hedges for certain subsidiaries under the spot method. Changes in fair value of the CCS attributable to spot exchange rates are recorded as cumulative foreign currency translation within accumulated other comprehensive loss, while net interest receipts reduce interest expense over the life of the CCS. Key terms as of June 27, 2026 were as follows:

	Notional		Swapped	Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Canadian dollar	$40,000	October 1, 2028	4.0900%	C$	54,776
Chinese yuan	$30,000	October 1, 2032	3.1125%		¥215,640
Euro	$80,000	April 1, 2029	3.4610%		€74,509

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(7) FAIR VALUE MEASUREMENTS

The following tables present the carrying values and fair value measurements of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2026 and December 27, 2025:

	Carrying Value	Fair Value Measurement Using:
	June 27, 2026	Level 1	Level 2	Level 3
Deferred compensation investments	$30,813	$30,813	$—	$—
Derivative financial instruments, net	851	—	851	—
Cash and cash equivalents—mutual funds	6,315	6,315	—	—

	Carrying Value	Fair Value Measurement Using:
	December 27, 2025	Level 1	Level 2	Level 3
Deferred compensation investments	$29,631	$29,631	$—	$—
Derivative financial instruments, net	(6,504)	—	(6,504)	—
Cash and cash equivalents—mutual funds	3,752	3,752	—	—

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

(8) NET EARNINGS (LOSS) PER SHARE

The table below provides a reconciliation between the net earnings (loss) attributable to Valmont Industries, Inc. and the weighted average share amounts used to compute both basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net earnings (loss) attributable to Valmont Industries, Inc.
Net earnings (loss) attributable to Valmont Industries, Inc.	$119,918	$(4,020)	$227,951	$83,241
Change in redemption value of redeemable noncontrolling interests	—	(26,243)	—	(26,243)
Net earnings (loss) attributable to Valmont Industries, Inc. including change in redemption value of redeemable noncontrolling interests	$119,918	$(30,263)	$227,951	$56,998
Weighted average shares outstanding (in thousands):
Basic	19,368	19,809	19,421	19,928
Dilutive effect of various stock awards	152	—	150	135
Diluted	19,520	19,809	19,571	20,063
Net earnings (loss) attributable to Valmont Industries, Inc. per share:
Basic	$6.19	$(1.53)	$11.74	$2.86
Dilutive effect of various stock awards	(0.05)	—	(0.09)	(0.02)
Diluted	$6.14	$(1.53)	$11.65	$2.84

In the second quarter of fiscal 2025, the Company reported a net loss. In periods in which the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation, as its inclusion would have an anti-dilutive effect.

As of June 27, 2026 and June 28, 2025, there were no outstanding stock options and 39,543 outstanding stock options, respectively, with exercise prices in excess of the average market price of common stock during the respective periods. These options were anti-dilutive and, accordingly, were excluded from the computation of diluted earnings per share.

(9) INCOME TAXES

The Company recorded income tax expense of $41,989 and $79,104 for the thirteen and twenty-six weeks ended June 27, 2026, respectively, and recorded income tax expense of $22,280 and $53,079 for the thirteen and twenty-six weeks ended June 28, 2025.

The Company’s effective income tax rate was 25.8%, and 25.7% for the thirteen and twenty-six weeks ended June 27, 2026, respectively, compared to 117.2% and 38.7% for the thirteen and twenty-six weeks ended June 28, 2025. The thirteen and twenty-six weeks ended June 28, 2025 included $64,869 of goodwill impairments that had no associated tax benefit as they were non-deductible for income tax purposes. See Note 5 for further information on goodwill impairments.

In the fourth quarter of fiscal 2025, the Company completed a legal entity reorganization that resulted in a deemed liquidation of the former Prospera business. In connection with this restructuring, the Prospera shares were determined to be worthless under Internal Revenue Code Section 165(g)(1), resulting in the recognition of a federal income tax benefit of approximately $66,094.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(10) STOCK-BASED COMPENSATION

For the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025, stock-based compensation expense (included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations) and associated income tax benefits were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Stock-based compensation	$5,887	$6,166	$11,419	$13,377
Income tax benefits	1,472	1,541	2,855	3,344

For the thirteen weeks ended June 27, 2026, the Company granted 3,410 restricted stock units at a weighted average grant date price of $497.99 per share unit and 579 performance stock units at a weighted average grant date price of $489.23 per share unit. For the twenty-six weeks ended June 27, 2026, the Company granted 7,805 restricted stock units at a weighted average grant date price of $456.83 per share unit and 20,985 performance stock units at a weighted average grant date price of $449.69 per share unit.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of June 27, 2026 and December 27, 2025, the components of accumulated other comprehensive loss were as follows:

	June 27,	December 27,
	2026	2025
Foreign currency translation adjustments	$(251,934)	$(248,741)
Hedging activities	21,172	15,405
Defined benefit pension plan	(56,228)	(57,179)
Accumulated other comprehensive loss	$(286,990)	$(290,515)

(12) SHARE REPURCHASES

The Company maintains a share repurchase program with a total authorization of $2,100,000. During the thirteen weeks ended June 27, 2026, the Company repurchased 118,719 shares for $59,990. During the twenty-six weeks ended June 27, 2026, the Company repurchased 249,916 shares for $116,544. As of June 27, 2026, the Company had repurchased 9,093,196 shares for approximately $1,649,440 since the program's inception and had approximately $450,560 of remaining capacity under the program.

(13) SUPPLIER FINANCE PROGRAM

As of June 27, 2026 and December 27, 2025, outstanding payment obligations under the Company’s supplier finance program, included in “Accounts payable” in the Condensed Consolidated Balance Sheets, were $38,828 and $56,324, respectively.

(14) CONTINGENCIES

The Company is party to certain legal proceedings and claims arising in the normal course of business.

Brazil Litigation

The Company is involved in several litigation matters in Brazil related to its operations in the Agriculture market. During the fourth quarter of fiscal 2025, the Company received an unfavorable ruling in the Brazilian appellate court system. In the first quarter of fiscal 2026, the Company entered into a settlement agreement with the plaintiff for approximately

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

105,000 Brazilian reais (approximately $20,271 U.S. dollars), which was paid in full in the second quarter of fiscal 2026. This settlement amount excludes certain attorney’s fees that remain subject to final determination and was materially consistent with the estimate made as of December 27, 2025.

As of June 27, 2026 and December 27, 2025, the Company had accrued approximately $1,544 and $24,165, respectively, related to these matters, which are included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets. The accrual reflects management's best estimate of losses based on currently available information. No additional losses beyond the amounts accrued are deemed probable at this time.

U.S. Customs and Border Protection Inquiry

During the first half of fiscal 2026, the Company received multiple inquiries from U.S. Customs and Border Protection (“CBP”) related to the valuation methodology applied to steel tariffs from Mexico into the U.S. While certain inquiries remain pending, the Company has received responses from CBP with respect to certain import entries. Those responses have reflected different conclusions regarding the application of Section 232 tariffs to particular entries. The Company continues to evaluate these matters and respond to CBP inquiries in the ordinary course of business. Based on management's assessment of the facts and circumstances currently available, including management's understanding of applicable CBP guidance, management does not believe these matters are reasonably likely to have a material impact on the Company's consolidated financial statements.

Section 232 Tariff Modifications

On April 2, 2026, a proclamation was issued modifying Section 232 tariffs on steel, aluminum, and certain derivative articles, effective April 6, 2026. Under the proclamation, tariffs on certain steel products, including utility poles, are determined based on sourcing requirements, with a 10% ad valorem rate applicable to products in which at least 95% of steel content was melted and poured in the U.S. Products that do not meet these requirements are subject to higher tariff rates, including up to 50% on full value. On June 1, 2026, a subsequent proclamation further adjusted the tariff framework by lowering the U.S.-content threshold for preferential rate eligibility from 95% to 85%.

The Company continuously assesses the full scope of affected products and the prospective financial impact on its results of operations and financial condition. At this time, the Company believes that the majority of its steel poles produced in Mexico will be subject to a 10% tariff rate.

The Company also continuously monitors developments in these matters and will adjust its accruals if and when additional information becomes available or circumstances change. At this time, the Company does not expect that any known lawsuits, claims, environmental costs, commitments, or contingent liabilities will have a material adverse effect on its consolidated results of operations, financial condition, or liquidity.

(15) BUSINESS SEGMENTS AND RELATED REVENUE INFORMATION

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

Summary by Business Segment

	Thirteen weeks ended June 27, 2026
	Infrastructure	Agriculture	Consolidated
Sales	$878,941	$243,699	$1,122,640
Intersegment sales	(2,223)	(1,728)	(3,951)
Net sales	876,718	241,971	1,118,689
Cost of sales	612,077	165,795	777,872
Gross profit	264,641	76,176	340,817
Selling, general, and administrative expenses (a)	110,265	36,293	146,558
Segment operating income	$154,376	$39,883	194,259
Unallocated corporate expenses			28,148
Total operating income			$166,111

	Thirteen weeks ended June 28, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$765,525	$289,420	$1,054,945
Intersegment sales	(2,433)	(1,964)	(4,397)
Net sales	763,092	287,456	1,050,548
Cost of sales	535,209	194,172	729,381
Gross profit	227,883	93,284	321,167
Selling, general, and administrative expenses (a)	111,187	52,366	163,553
Impairment of goodwill and other intangible assets	89,356	1,981	91,337
Realignment charges	1,426	2,886	4,312
Segment operating income	$25,914	$36,051	61,965
Unallocated corporate expenses			28,117
Corporate realignment charges			4,572
Total operating income			$29,276

	Twenty-six weeks ended June 27, 2026
	Infrastructure	Agriculture	Consolidated
Sales	$1,684,862	$470,695	$2,155,557
Intersegment sales	(4,964)	(2,707)	(7,671)
Net sales	1,679,898	467,988	2,147,886
Cost of sales	1,171,067	319,124	1,490,191
Gross profit	508,831	148,864	657,695
Selling, general, and administrative expenses (a)	211,432	75,478	286,910
Segment operating income	$297,399	$73,386	370,785
Unallocated corporate expenses			49,048
Total operating income			$321,737

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Twenty-six weeks ended June 28, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$1,471,746	$556,691	$2,028,437
Intersegment sales	(5,163)	(3,412)	(8,575)
Net sales	1,466,583	553,279	2,019,862
Cost of sales	1,025,825	381,768	1,407,593
Gross profit	440,758	171,511	612,269
Selling, general, and administrative expenses (a)	206,850	94,356	301,206
Impairment of goodwill and other intangible assets	89,356	1,981	91,337
Realignment charges	1,426	2,886	4,312
Segment operating income	$143,126	$72,288	215,414
Unallocated corporate expenses			53,252
Corporate realignment charges			4,572
Total operating income			$157,590
(a)	Selling, general, and administrative expenses for each reportable segment includes compensation, certain allocated overhead expenses including information technology and enterprise resource planning, commissions, incentives, depreciation and amortization expense, research and development, and professional services fees.

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

	Thirteen weeks ended June 27, 2026
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$713,814	$139,157	$(3,951)	$849,020
International	165,127	104,542	—	269,669
Total sales	$878,941	$243,699	$(3,951)	$1,118,689

Product line:
North America Utility	$456,738	$—	$—	$456,738
North America Lighting and Transportation	130,502	—	—	130,502
North America Coatings	69,037	—	(2,223)	66,814
North America Telecommunications	56,985	—	—	56,985
International Infrastructure and Solar	165,679	—	—	165,679
Agriculture	—	243,699	(1,728)	241,971
Total sales	$878,941	$243,699	$(3,951)	$1,118,689

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended June 28, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$616,436	$142,482	$(4,329)	$754,589
International	149,089	146,938	(68)	295,959
Total sales	$765,525	$289,420	$(4,397)	$1,050,548

Product line:
North America Utility	$341,188	$—	$—	$341,188
North America Lighting and Transportation	133,765	—	—	133,765
North America Coatings	59,184	—	(2,365)	56,819
North America Telecommunications	77,149	—	—	77,149
International Infrastructure and Solar	154,239	—	(68)	154,171
Agriculture	—	289,420	(1,964)	287,456
Total sales	$765,525	$289,420	$(4,397)	$1,050,548

	Twenty-six weeks ended June 27, 2026
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,381,342	$278,750	$(7,671)	$1,652,421
International	303,520	191,945	—	495,465
Total sales	$1,684,862	$470,695	$(7,671)	$2,147,886

Product line:
North America Utility	$880,922	$—	$—	$880,922
North America Lighting and Transportation	249,154	—	—	249,154
North America Coatings	132,171	—	(4,964)	127,207
North America Telecommunications	118,489	—	—	118,489
International Infrastructure and Solar	304,126	—	—	304,126
Agriculture	—	470,695	(2,707)	467,988
Total sales	$1,684,862	$470,695	$(7,671)	$2,147,886

	Twenty-six weeks ended June 28, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,193,633	$279,958	$(8,441)	$1,465,150
International	278,113	276,733	(134)	554,712
Total sales	$1,471,746	$556,691	$(8,575)	$2,019,862

Product line:
North America Utility	$674,024	$—	$—	$674,024
North America Lighting and Transportation	257,888	—	—	257,888
North America Coatings	114,892	—	(5,029)	109,863
North America Telecommunications	141,137	—	—	141,137
International Infrastructure and Solar	283,805	—	(134)	283,671
Agriculture	—	556,691	(3,412)	553,279
Total sales	$1,471,746	$556,691	$(8,575)	$2,019,862

	June 27,	December 27,
	2026	2025
ASSETS:
Infrastructure	$2,383,977	$2,312,500
Agriculture	801,428	768,715
Total segment assets	3,185,405	3,081,215
Unallocated corporate assets	280,300	288,114
Total assets	$3,465,705	$3,369,329

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
CAPITAL EXPENDITURES:
Infrastructure	$32,022	$28,441	$62,828	$54,373
Agriculture	3,627	3,214	6,249	5,446
Total segment capital expenditures	35,649	31,655	69,077	59,819
Unallocated corporate capital expenditures	287	332	1,427	2,487
Total capital expenditures	$35,936	$31,987	$70,504	$62,306

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
DEPRECIATION AND AMORTIZATION:
Infrastructure	$19,206	$15,887	$36,841	$31,469
Agriculture	3,730	4,241	7,196	8,052
Total segment depreciation and amortization expense	22,936	20,128	44,037	39,521
Unallocated corporate depreciation and amortization expense	1,289	2,135	2,795	4,260
Total depreciation and amortization expense	$24,225	$22,263	$46,832	$43,781

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

Segment net sales in the following table and elsewhere are presented net of intersegment sales. See Note 15 of our Condensed Consolidated Financial Statements for additional information on segment sales and intersegment sales.

EXECUTIVE OVERVIEW

Results of Operations

	Thirteen weeks ended			Twenty-six weeks ended
	June	June	Percent	June	June	Percent
Dollars in thousands, except per-share amounts	27, 2026	28, 2025	Change	27, 2026	28, 2025	Change
Consolidated
Net sales	$1,118,689	$1,050,548	6.5%	$2,147,886	$2,019,862	6.3%
Gross profit	340,817	321,167	6.1%	657,695	612,269	7.4%
as a percentage of net sales	30.5%	30.6%		30.6%	30.3%
Selling, general, and administrative expenses	174,706	191,670	(8.9%)	335,958	354,458	(5.2%)
as a percentage of net sales	15.6%	18.2%		15.6%	17.5%
Impairment of long-lived assets	—	91,337	NM	—	91,337	NM
Realignment charges	—	8,884	NM	—	8,884	NM
Operating income	166,111	29,276	467.4%	321,737	157,590	104.2%
as a percentage of net sales	14.8%	2.8%		15.0%	7.8%
Net interest expense	8,159	8,975	(9.1%)	16,193	15,696	3.2%
Effective tax rate	25.8%	117.2%		25.7%	38.7%
Net earnings (loss) attrib. to Valmont Industries, Inc.	119,918	(4,020)	NM	227,951	83,241	173.8%
Diluted earnings (loss) per share	$6.14	$(1.53)	NM	$11.65	$2.84	310.2%
Infrastructure
Net sales	$876,718	$763,092	14.9%	$1,679,898	$1,466,583	14.5%
Gross profit	264,641	227,883	16.1%	508,831	440,758	15.4%
as a percentage of net sales	30.2%	29.9%		30.3%	30.1%
Selling, general, and administrative expenses	110,265	111,187	(0.8%)	211,432	206,850	2.2%
as a percentage of net sales	12.6%	14.6%		12.6%	14.1%
Impairment of long-lived assets	—	89,356	NM	—	89,356	NM
Realignment charges	—	1,426	NM	—	1,426	NM
Operating income	154,376	25,914	495.7%	297,399	143,126	107.8%
as a percentage of net sales	17.6%	3.4%		17.7%	9.8%
Agriculture
Net sales	$241,971	$287,456	(15.8%)	$467,988	$553,279	(15.4%)
Gross profit	76,176	93,284	(18.3%)	148,864	171,511	(13.2%)
as a percentage of net sales	31.5%	32.5%		31.8%	31.0%
Selling, general, and administrative expenses	36,293	52,366	(30.7%)	75,478	94,356	(20.0%)
as a percentage of net sales	15.0%	18.2%		16.1%	17.1%
Impairment of long-lived assets	—	1,981	NM	—	1,981	NM
Realignment charges	—	2,886	NM	—	2,886	NM
Operating income	39,883	36,051	10.6%	73,386	72,288	1.5%
as a percentage of net sales	16.5%	12.5%		15.7%	13.1%
Corporate
Selling, general, and administrative expenses	$28,148	$28,117	0.1%	$49,048	$53,252	(7.9%)
Realignment charges	—	4,572	NM	—	4,572	NM
Operating loss	(28,148)	(32,689)	(13.9%)	(49,048)	(57,824)	NM

NM = not meaningful

Overview

Consolidated net sales increased $68.1 million or 6.5% in the second quarter of fiscal 2026 and increased $128.0 million or 6.3% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily driven by higher net sales in the Infrastructure segment, particularly within the North America Utility product line, partially offset by lower net sales in the Agriculture segment, primarily from international markets.

Consolidated gross profit increased $19.7 million or 6.1% in the second quarter of fiscal 2026 and increased $45.4 million or 7.4% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily attributable to favorable pricing and higher sales volumes in the Infrastructure segment, particularly within the North America Utility product line. These improvements were partially offset by lower sales volumes in the Agriculture segment, primarily in the Middle East.

Consolidated selling, general, and administrative (“SG&A”) expenses decreased $17.0 million or 8.9% in the second quarter of fiscal 2026 and decreased $18.5 million or 5.2% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. In the second quarter of fiscal 2025, the Company recognized $7.0 million of expenses associated with software licenses that were no longer expected to be used, in addition to a $3.2 million write-off related to the Company’s exit from the agriculture solar market in Brazil. The remaining decreases were primarily driven by lower expected credit losses, in part due to certain recoveries within our Agriculture segment operations in Brazil.

Consolidated operating income increased $136.8 million or 467.4% in the second quarter of fiscal 2026 and increased $164.1 million or 104.2% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily attributable to the impairment charges on certain long-lived assets of $91.3 million and realignment charges of $8.9 million recognized in the second quarter of fiscal 2025, as well as lower SG&A expenses in fiscal 2026.

Income Tax Expense

Our effective income tax rate in the second quarter and first half of fiscal 2026 was 25.8%, and 25.7%, respectively, as compared to 117.2% and 38.7% in the same periods of fiscal 2025. The decreases in the effective tax rate were primarily attributable to goodwill impairment charges recognized during the second quarter of fiscal 2025 for which no tax benefit was recorded.

Infrastructure Segment

	Thirteen weeks ended
	June 27,	June 28,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America Utility	$456,738	$341,188	$115,550	33.9%
North America Lighting and Transportation	130,502	133,765	(3,263)	(2.4%)
North America Coatings	69,037	59,184	9,853	16.6%
North America Telecommunications	56,985	77,149	(20,164)	(26.1%)
International Infrastructure and Solar	165,679	154,239	11,440	7.4%
Total sales	$878,941	$765,525	$113,416	14.8%

Operating income	$154,376	$25,914	$128,462	495.7%

	Twenty-six weeks ended
	June 27,	June 28,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America Utility	$880,922	$674,024	$206,898	30.7%
North America Lighting and Transportation	249,154	257,888	(8,734)	(3.4%)
North America Coatings	132,171	114,892	17,279	15.0%
North America Telecommunications	118,489	141,137	(22,648)	(16.0%)
International Infrastructure and Solar	304,126	283,805	20,321	7.2%
Total sales	$1,684,862	$1,471,746	$213,116	14.5%

Operating income	$297,399	$143,126	$154,273	107.8%

Infrastructure segment sales increased $113.4 million or 14.8% in the second quarter of fiscal 2026 and increased $213.1 million or 14.5% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were driven by favorable pricing and higher sales volumes in the North America Utility product line, as well as higher sales volumes in the North America Coatings product line. These increases more than offset lower sales volumes in the North America Telecommunications product line. Foreign currency translation favorably impacted results by approximately $7.4 million in the second quarter of fiscal 2026 and $19.4 million the first half of fiscal 2026.

North America Utility product line sales increased $115.6 million or 33.9% in the second quarter of fiscal 2026 and increased $206.9 million or 30.7% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025, reflecting favorable pricing and higher sales volumes. Demand remained strong, supported by increased electrical energy consumption and continued utility investment to expand and reinforce grid capacity, including investments to serve growing power demand from data centers and other sources of load growth.

North America Lighting and Transportation product line sales decreased $3.3 million or 2.4% in the second quarter of fiscal 2026 and decreased $8.7 million or 3.4% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025, primarily due to lower sales volumes resulting from certain operational challenges, partially offset by favorable pricing.

North America Coatings product line sales increased $9.9 million or 16.6% in the second quarter of fiscal 2026 and increased $17.3 million or 15.0% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025, driven by higher sales volumes resulting from continued strength in infrastructure-related and data center demand.

North America Telecommunications product line sales decreased $20.2 million or 26.1% in the second quarter of fiscal 2026 and decreased $22.6 million or 16.0% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025, primarily due to lower sales volumes associated with reduced carrier spending.

International Infrastructure and Solar product line sales increased $11.4 million or 7.4% in the second quarter of fiscal 2026 and increased $20.3 million or 7.2% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were largely attributable to favorable foreign currency impacts of approximately $7.0 million in the second quarter of fiscal 2026 and $18.3 million in the first half of fiscal 2026.

Infrastructure segment gross profit increased $36.8 million or 16.1% in the second quarter of fiscal 2026 and increased $68.1 million or 15.4% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025, primarily due to favorable pricing and higher sales volumes in the North America Utility and the North America Coatings product lines.

Infrastructure segment SG&A expenses decreased $0.9 million or 0.8% in the second quarter of fiscal 2026 and increased $4.6 million or 2.2% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The second-quarter decrease was primarily driven by lower expected credit losses, partially offset by higher compensation costs. The increase in the first half of fiscal 2026 was primarily driven by higher compensation and incentive costs, partially offset by lower expected credit losses.

Infrastructure segment operating income increased $128.5 million or 495.7% in the second quarter of fiscal 2026 and increased $154.3 million or 107.8% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily attributable to the impairment charges of $89.4 million related to certain long-lived assets, primarily in the Solar and Access Systems reporting units, and realignment charges of $1.4 million recorded during the second quarter of fiscal 2025. The increases also reflected favorable pricing and higher sales volumes, partially offset by higher input costs.

Agriculture Segment

	Thirteen weeks ended
	June 27,	June 28,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America	$139,157	$142,482	$(3,325)	(2.3%)
International	104,542	146,938	(42,396)	(28.9%)
Total sales	$243,699	$289,420	$(45,721)	(15.8%)

Operating income	$39,883	$36,051	$3,832	10.6%

	Twenty-six weeks ended
	June 27,	June 28,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America	$278,750	$279,958	$(1,208)	(0.4%)
International	191,945	276,733	(84,788)	(30.6%)
Total sales	$470,695	$556,691	$(85,996)	(15.4%)

Operating income	$73,386	$72,288	$1,098	1.5%

In North America, Agriculture segment sales decreased $3.3 million or 2.3% in the second quarter of fiscal 2026 and decreased $1.2 million or 0.4% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The decreases were primarily attributable to lower irrigation equipment sales volumes reflecting continued softness in the agricultural market, partially offset by higher average selling prices. This softness was driven by lower grain prices, uncertainty surrounding trade policy, and the timing of government funding.

In international markets, Agriculture segment sales decreased $42.4 million or 28.9% in the second quarter of fiscal 2026 and decreased $84.8 million or 30.6% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The declines were primarily driven by disruptions related to the ongoing Middle East conflict, as well as slightly lower sales volumes in Brazil. These impacts were partially offset by favorable foreign currency impacts of approximately $6.8 million and $11.8 million during the second quarter and first half of fiscal 2026, respectively.

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

Agriculture segment gross profit decreased $17.1 million or 18.3% in the second quarter of fiscal 2026 and decreased $22.6 million or 13.2% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The decreases were primarily attributable to lower sales volumes resulting from the ongoing Middle East conflict and continued market softness in North America, partially offset by higher average selling prices in North America.

Agriculture segment SG&A decreased $16.1 million or 30.7% in the second quarter of fiscal 2026 and decreased $18.9 million or 20.0% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The decreases were primarily driven by lower expected credit losses, which included $3.8 million of recoveries of previously aged accounts receivable in Brazil.

Agriculture segment operating income increased $3.8 million or 10.6% in the second quarter of fiscal 2026 and increased $1.1 million or 1.5% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily attributable to favorable pricing and lower SG&A expenses, partially offset by lower sales volumes. Results for the second quarter of fiscal 2025 were also impacted by impairment and other non-recurring charges of $5.9 million related to the agriculture solar business and realignment charges of $2.9 million.

Corporate

Corporate SG&A expenses increased by 0.1% in the second quarter of fiscal 2026 and decreased by $4.2 million or 7.9% in the first half of fiscal 2026, as compared to the same periods of fiscal 2025. The second-quarter increase was primarily due to higher professional service fees, partially offset by lower compensation and incentive costs resulting from lower headcount. The first-half decrease was primarily due to lower compensation costs, partially offset by higher professional service fees.

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

The Middle East continued to experience military conflict and related geopolitical instability during the second quarter of fiscal 2026. We have agriculture operations headquartered in Dubai, United Arab Emirates, with business activities throughout the region. The conflict and broader regional instability have affected, and could continue to adversely affect, our regional operations through disruptions to logistics networks and transportation infrastructure, increased energy costs, and volatility in regional currency and financial markets. Certain customers and suppliers in the region have been, and could continue to be, negatively affected by these developments. We continue to actively monitor the situation and are taking actions, as appropriate, to mitigate potential impacts on our operations, financial results, and liquidity.

On April 2, 2026, a proclamation was issued modifying Section 232 tariffs on steel, aluminum, and certain derivative articles, effective April 6, 2026. Under the proclamation, tariffs on certain steel products, including utility poles, are determined based on sourcing requirements, with a 10% ad valorem rate applicable to products in which at least 95% of steel content was melted and poured in the U.S. Products that do not meet these requirements are subject to higher tariff rates, including up to 50% on full value. On June 1, 2026, a subsequent proclamation further adjusted the tariff framework by lowering the U.S.-content threshold for preferential rate eligibility from 95% to 85%. During fiscal 2025, we imported approximately $220.0 million of fabricated steel structures from Mexico into the U.S., which represents the primary category of products affected by these modifications. Based on our current assessment, we believe that the majority of our steel poles produced at our Mexico facility will qualify for the 10% tariff rate, as those structures are produced using U.S. melted and poured steel. Management has interpreted the requirements of the proclamation based on its current understanding and available guidance. Regulatory interpretations may evolve, and authorities could reach conclusions that differ from management’s interpretation. If such differing interpretations were to occur, the Company may be required to modify its practices, which could result in increased costs or changes to reported results.

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

In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of June 27, 2026, we had approximately $450.6 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 9.1 million shares for a total of $1.6 billion.

We remain committed to maintaining a capital structure that supports our investment-grade credit rating. As of the latest assessments, our credit ratings were Baa2 (stable outlook) by Moody’s Ratings and BBB+ (stable outlook) by S&P Global Ratings. To support these ratings, we aim to manage our debt-to-invested capital ratio within levels that reinforce our investment-grade status.

Supplier Finance Program

We have established a supplier finance program with a financial institution, allowing qualifying suppliers the option to sell their receivables from us to the financial institution under independently negotiated terms. Participation in the program is entirely voluntary for suppliers and does not affect our payment terms, amounts, timing, or liquidity. We have no economic interest in a supplier’s decision to participate. As of June 27, 2026 and December 27, 2025, our accounts payable in the Condensed Consolidated Balance Sheets included $38.8 million and $56.3 million, respectively, related to the obligations under this program.

Sources of Financing

As of June 27, 2026, our available debt financing primarily included senior unsecured notes and a revolving credit facility.

Senior Unsecured Notes

As of June 27, 2026, our senior unsecured notes consisted of:

●	$450.0 million face value ($434.8 million carrying value) notes at an interest rate of 5.00% per annum, maturing in October 2044.
●	$305.0 million face value ($295.7 million carrying value) notes at an interest rate of 5.25% per annum, maturing in October 2054.

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

As of June 27, 2026, we had no outstanding borrowings under this facility. As of December 27, 2025, we had outstanding borrowings of $65.0 million under this facility. The facility includes a financial covenant that may limit additional borrowing. As of June 27, 2026, we could borrow $799.8 million under the facility, after accounting for $0.2 million in standby letters of credit related to certain insurance obligations. Additionally, we maintain short‑term bank lines of credit totaling $5.7 million, all of which were unused as of June 27, 2026.

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

As of June 27, 2026, we were in compliance with all covenants related to these debt agreements. For detailed calculations of Adjusted EBITDA and the leverage ratio, please refer to the “Selected Financial Measures” section.

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

As of June 27, 2026, we held $139.1 million in cash, including $110.9 million in non-U.S. subsidiaries. Distributions of this foreign cash would incur tax liabilities. As of June 27, 2026, we had liabilities of $1.6 million for foreign withholding taxes and $0.2 million for U.S. state income taxes.

We expect fiscal 2026 capital expenditures to range from $170.0 million to $200.0 million.

Cash Flows

The table below summarizes our cash flow information for the twenty-six weeks ended June 27, 2026 and June 28, 2025:

	Twenty-six weeks ended
	June 27,	June 28,
Dollars in thousands	2026	2025
Net cash flows from operating activities	$251,583	$232,739
Net cash flows from investing activities	(76,556)	(64,319)
Net cash flows from financing activities	(223,716)	(131,223)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $251.6 million in the first half of fiscal 2026, as compared to $232.7 million in the same period of fiscal 2025. The change in operating cash flows reflects higher net earnings and lower cash income tax payments, partially offset by unfavorable changes in working capital, including increases in receivables, inventories, and the $20.3 million settlement payment associated with our litigation matters in Brazil. The lower cash tax payments were a result of the worthless securities deduction that was recorded in the fourth quarter of fiscal 2025 that gave rise to a federal tax receivable that was used to reduce estimated tax payments through the first half of fiscal 2026.

Investing Cash Flows – Cash used in investing activities totaled $76.6 million in the first half of fiscal 2026, as compared to $64.3 million in the same period of fiscal 2025. Investing activities in the first half of fiscal 2026 primarily included capital spending of $70.5 million and the acquisition of RMDS Innovation, Inc., net of cash acquired, of $11.5 million. Investing activities in the first half of fiscal 2025 primarily included capital spending of $62.3 million.

Financing Cash Flows – Cash used in financing activities totaled $223.7 million in the first half of fiscal 2026, as compared to $131.2 million in the same period of fiscal 2025. Our total interest-bearing debt was $755.2 million as of June 27, 2026 and $829.5 million as of December 27, 2025. Financing activities in the first half of fiscal 2026 primarily consisted of borrowings on the revolving credit facility of $65.2 million offset by payments of $130.6 million, dividends paid of $28.2 million, stock repurchases of $117.5 million, and the purchase of a redeemable noncontrolling interest of $8.9 million. Financing activities in the first half of fiscal 2025 primarily consisted of borrowings on the revolving credit facility and short-term notes of $132.8 million, offset by principal payments on our long-term debt and short-term borrowings of $134.9 million, dividends paid of $25.7 million, and stock repurchases of $100.0 million.

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

The combined financial information for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025 was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 27,	June 28,	June 27,	June 28,
Dollars in thousands	2026	2025	2026	2025
Net sales	$825,299	$725,881	$1,603,795	$1,402,572
Gross profit	247,331	220,733	475,739	419,878
Operating income	128,643	70,364	253,776	163,359
Net earnings attributable to Valmont Industries, Inc.	87,907	45,600	169,262	105,586

The combined financial information as of June 27, 2026 and December 27, 2025 was as follows:

	June 27,	December 27,
Dollars in thousands	2026	2025
Current assets	$988,910	$901,456
Non-current assets	850,759	851,743
Current liabilities	422,077	415,155
Non-current liabilities	1,283,245	1,241,800

As of June 27, 2026 and December 27, 2025, non-current assets included a receivable from non-guarantor subsidiaries of $67,171 and $83,641, respectively. As of June 27, 2026 and December 27, 2025, non-current liabilities included a payable to non-guarantor subsidiaries of $409,258 and $325,225, respectively.

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

The calculation of Adjusted EBITDA for the four fiscal quarters ended June 27, 2026 was as follows:

Four fiscal quarters ended
June 27,
Dollars in thousands	2026
Net cash flows from operating activities	$475,328
Interest expense	38,725
Income tax expense	49,889
Impairment of long-lived assets	(9,340)
Deferred income taxes	(4,631)
Redeemable noncontrolling interests	(3,579)
Net periodic pension cost	(2,677)
Contribution to defined benefit pension plan	2,553
Changes in assets and liabilities	149,847
Other, net	1,392
Impairment of long-lived assets	9,340
Realignment activities	6,272
Pro forma acquisition adjustment	4,709
Adjusted EBITDA	$717,828

Four fiscal quarters ended
June 27,
Dollars in thousands	2026
Net earnings attributable to Valmont Industries, Inc.	$494,983
Interest expense	38,725
Income tax expense	49,889
Depreciation and amortization	91,560
Stock-based compensation	22,350
Impairment of long-lived assets	9,340
Realignment activities	6,272
Pro forma acquisition adjustment	4,709
Adjusted EBITDA	$717,828

The calculation of the leverage ratio as of June 27, 2026 was as follows:

June 27,
Dollars in thousands	2026
Interest-bearing debt, excluding origination fees and discounts of $24,522	$755,207
Less: Cash and cash equivalents in excess of $50,000	89,051
Net indebtedness	$666,156
Adjusted EBITDA	717,828
Leverage ratio	0.93

FINANCIAL OBLIGATIONS AND COMMITMENTS

There were no material changes in the Company’s financial obligations and commitments during the twenty-six weeks ended June 27, 2026. For additional information on the Company’s financial obligations and commitments, refer to the “Cash Uses” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

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

Other than the below, there were no material changes in the Company’s critical accounting estimates during the twenty-six weeks ended June 27, 2026. For additional information on the Company’s critical accounting estimates, refer to the “Critical Accounting Estimates” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Impairment of Goodwill and Other Intangible Assets

In fiscal 2025, there were no changes to the composition of our reporting units. However, the number of reporting units with recorded goodwill decreased from twelve to eleven during fiscal 2025 as a result of the full impairment of goodwill associated with our Solar reporting unit in the second quarter.

We periodically reassess our reporting unit structure based on changes in how the business is managed, including changes in organizational structure, leadership, and the manner in which financial information is reviewed by segment management. Determining reporting units requires judgment, including evaluating the level at which discrete financial information is available and regularly reviewed by segment management, how components of the business are organized and managed, and whether components of the business share similar economic characteristics.

These same considerations directly inform how acquired assets, liabilities, and goodwill are assigned or reallocated to reporting units. Specifically, items are assigned based on how the underlying operations are organized and how financial results are reviewed by segment management, including whether assets and liabilities are specifically identifiable to a reporting unit or are shared across reporting units.

In the first quarter of fiscal 2024, we reorganized certain operations within our Agriculture reportable segment. Specifically, the former Agriculture Technology reporting unit was integrated into the North America Irrigation and International Irrigation reporting units. This reorganization was driven by changes in senior leadership and a strategic determination that technology offerings are integral to the underlying irrigation equipment business rather than a separate independent line of business, which also resulted in a change to the manner in which discrete financial information is reviewed by segment management. Accordingly, management concluded that the Agriculture Technology operations no longer constituted a separate reporting unit.

In connection with this reorganization, we performed goodwill impairment assessments immediately before and after the reorganization and concluded that no impairment existed. This assessment reflected improved cash flow forecasts relative to the prior annual impairment test, primarily due to restructuring actions undertaken in the fourth quarter of fiscal 2023.

The assets and liabilities (excluding goodwill) of the former Agriculture Technology reporting unit were reassigned to the North America Irrigation and International Irrigation reporting units in a manner consistent with how the underlying operations and financial information are managed and reviewed by segment management following the reorganization. Assets and liabilities that were specifically identifiable to a reporting unit were directly assigned. For assets and liabilities that were not specifically identifiable, amounts were reallocated based on the reorganization of the business and the revised internal reporting structure used by segment management.

Goodwill of approximately $168.0 million, which includes the goodwill associated with our former Prospera business, was then allocated to these reporting units using a relative fair value approach in accordance with ASC 350-20-35-45. This approach was used because goodwill does not represent separately identifiable assets and must be reallocated based on the relative fair values of the reporting units expected to benefit from the reorganization. The estimated fair values were derived from projected revenues and cash flows of the respective reporting units. Accordingly, goodwill associated with the former Prospera business is included within these reporting units.

During fiscal 2025, management elected to abandon the use of Prospera’s proprietary technology and initiated actions to exit the business. Management performed a qualitative assessment and concluded that no triggering event existed, as the decision did not materially affect the expected future cash flows of the reporting units and no indicators were present that it was more likely than not that the fair value of any reporting unit was below its carrying amount prior to the annual impairment test. Accordingly, no after-tax cash flows associated with Prospera were included in the projected cash flows used in our fiscal 2025 annual goodwill impairment test, reflecting management’s expectation at the time of the annual test that Prospera would not contribute to the future operating performance of the reporting units.

In the fourth quarter of fiscal 2025, we completed a legal entity reorganization that resulted in a deemed liquidation of the Prospera business. Because the fiscal 2025 annual goodwill impairment test had already excluded Prospera-related cash flows, management concluded that the subsequent decision by the Board of Directors to formally exit the business and abandon its technology did not represent a change in the assumptions used in the annual impairment test. Accordingly, this event did not constitute a triggering event requiring an interim goodwill impairment assessment under ASC 350-20-35-30.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the twenty-six weeks ended June 27, 2026. For additional information on the Company’s market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For additional information on the Company’s legal proceedings, refer to Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, and Note 14 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes in the Company’s risk factors during the twenty-six weeks ended June 27, 2026. For additional information on the Company’s risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10‑K for the fiscal year ended December 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs (1)
March 29, 2026 to April 25, 2026	—	$—	—	$510,551,000
April 26, 2026 to May 30, 2026	118,719	505.30	118,719	450,560,000
May 31, 2026 to June 27, 2026	—	—	—	450,560,000
Total	118,719	$505.30	118,719	$450,560,000
(1)	In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of June 27, 2026, we had approximately $450.6 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 9.1 million shares for a total of $1.6 billion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Adoption of Executive Officer Severance Plan

On July 27, 2026, the Board of Directors, upon the recommendation of the Human Resources Committee (the “Committee”), adopted the Valmont Executive Severance Plan (the “Plan”). The Plan became effective on that date and covers full-time executives designated by the Committee. The Committee currently designates as participants the CEO and the CEO’s direct reports who are executive officers. Upon an involuntary termination without cause (as defined in the Plan), a covered executive is entitled to receive a target annual cash incentive, prorated through the date of termination, to the extent applicable performance criteria are satisfied. In addition, as severance pay, the CEO would receive severance equal to two times base salary and annual target cash incentive, and other covered executives would receive severance equal to one times base salary and annual target cash incentive. Upon an involuntary termination without cause, or a termination for good reason (as defined in the Plan), within two years following a change in control (as defined in the Plan), the CEO would receive severance equal to three times base salary and annual target cash incentive, and other covered executives would receive severance equal to two times base salary and annual target cash incentive. Severance benefits are subject to the covered executive’s execution of a customary release agreement and compliance with confidentiality and other covenants as provided in the Plan. The foregoing summary is qualified in its entirety by reference to the Plan, which is filed herewith as Exhibit 10.2.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Separation and Release Agreement between Thomas Liguori and Valmont Industries, Inc. dated May 26, 2026. This document was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 001-31429) dated May 26, 2026 and is incorporated by reference.

10.2*	Valmont Industries, Inc. Executive Officer Severance Plan.
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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

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

Dated the 28th day of July 2026.