Form 10-Q
period 2026-09-26
VALMONT INDUSTRIES INC
filed 2026-10-27
CIK 102729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

or

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

As of October 23, 2026, there were 19,139,921 shares of the registrant’s common stock outstanding.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

	PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025	3
	Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025	4
	Condensed Consolidated Balance Sheets as of September 26, 2026 and December 27, 2025	5
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 26, 2026 and September 27, 2025	6
	Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

	PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

Signatures		37

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Product sales	$984,918	$928,106	$2,914,143	$2,745,966
Service sales	118,883	117,874	337,544	319,876
Net sales	1,103,801	1,045,980	3,251,687	3,065,842
Product cost of sales	712,988	655,859	2,094,644	1,945,931
Service cost of sales	59,429	71,875	167,964	189,396
Total cost of sales	772,417	727,734	2,262,608	2,135,327
Gross profit	331,384	318,246	989,079	930,515
Selling, general, and administrative expenses	158,550	176,790	494,508	531,248
Impairment of long-lived assets	—	—	—	91,337
Realignment charges	—	—	—	8,884
Operating income	172,834	141,456	494,571	299,046
Other income (expenses):
Interest expense	(9,306)	(9,738)	(28,147)	(30,396)
Interest income	1,274	1,588	3,922	6,550
Gain on deferred compensation investments	793	1,187	3,021	2,730
Other, net	(2,310)	(2,956)	(2,468)	(9,361)
Total other expenses	(9,549)	(9,919)	(23,672)	(30,477)
Earnings before income taxes and equity method investment loss	163,285	131,537	470,899	268,569
Income tax expense:
Current	34,442	22,872	92,275	78,507
Deferred	7,379	7,552	28,650	4,996
Total income tax expense	41,821	30,424	120,925	83,503
Earnings before equity method investment loss	121,464	101,113	349,974	185,066
Equity method investment loss	—	(21)	(264)	(602)
Net earnings	121,464	101,092	349,710	184,464
Earnings attributable to redeemable noncontrolling interests	(411)	(2,061)	(706)	(2,192)
Net earnings attributable to Valmont Industries, Inc.	$121,053	$99,031	$349,004	$182,272
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$6.29	$5.02	$18.03	$7.85
Diluted	6.24	4.98	17.88	7.80

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net earnings	$121,464	$101,092	$349,710	$184,464
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Unrealized translation gain (loss)	2,532	(1,186)	(906)	58,403
Hedging activities:
Unrealized gain on commodity hedges	6,517	147	12,413	1,004
Realized gain on commodity hedges included in net earnings	(2,858)	(474)	(4,048)	(177)
Unrealized gain (loss) on cross-currency swaps	(1,220)	377	(135)	(5,929)
Amortization cost included in interest expense	(12)	(12)	(36)	(36)
Total hedging activities	2,427	38	8,194	(5,138)
Reclassification adjustment for pension costs included in net earnings	479	354	1,430	1,048
Total other comprehensive income (loss), net of tax	5,438	(794)	8,718	54,313
Comprehensive income	126,902	100,298	358,428	238,777
Comprehensive income attributable to redeemable noncontrolling interests	(400)	(2,030)	(450)	(3,017)
Comprehensive income attributable to Valmont Industries, Inc.	$126,502	$98,268	$357,978	$235,760

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

(Unaudited)

	September 26,	December 27,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$122,045	$187,140
Receivables, less allowance of $45,037 and $54,991, respectively	651,738	590,127
Inventories, net	644,813	566,396
Contract assets	303,996	266,922
Income taxes receivable	11,583	38,365
Prepaid expenses and other current assets	101,161	70,698
Total current assets	1,835,336	1,719,648
Property, plant, and equipment, at cost	1,692,893	1,640,608
Less accumulated depreciation	(976,604)	(966,745)
Property, plant, and equipment, net	716,289	673,863
Goodwill	584,726	570,954
Other intangible assets, net	114,403	121,341
Defined benefit pension asset	38,522	39,666
Operating lease right-of-use assets	152,155	139,857
Deferred compensation investments	30,985	29,631
Non-current deferred tax asset	48,509	57,751
Other non-current assets	16,131	16,618
Non-current assets held for sale	3,818	—
Total assets	$3,540,874	$3,369,329

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$152	$513
Mandatorily redeemable financial instrument	—	8,922
Accounts payable	406,475	359,539
Accrued employee compensation and benefits	121,325	128,155
Contract liabilities	64,911	52,013
Other accrued expenses	144,067	156,596
Income taxes payable	9,306	12,604
Dividends payable	14,737	13,278
Total current liabilities	760,973	731,620
Deferred income taxes	27,604	5,316
Long-term debt, excluding current installments	756,141	795,150
Operating lease liabilities	139,358	130,007
Deferred compensation liabilities	30,985	29,631
Other non-current liabilities	56,956	35,320
Total liabilities	1,772,017	1,727,044
Redeemable noncontrolling interests	9,236	9,498
Shareholders’ equity:
Common stock of $1 par value, authorized 75,000,000 shares; issued 27,900,000 shares	27,900	27,900
Additional paid-in capital	2,216	—
Retained earnings	3,460,690	3,156,235
Accumulated other comprehensive loss	(281,541)	(290,515)
Treasury stock, at cost; 8,764,783 and 8,374,758 shares, respectively	(1,449,644)	(1,260,833)
Total shareholders’ equity	1,759,621	1,632,787
Total liabilities, redeemable noncontrolling interests, and shareholders’ equity	$3,540,874	$3,369,329

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Thirty-nine weeks ended
	September 26,	September 27,
	2026	2025
Cash flows from operating activities:
Net earnings	$349,710	$184,464
Adjustments to reconcile net earnings to net cash flows from operating activities:
Depreciation and amortization	72,860	65,429
Contribution to defined benefit pension plan	(886)	(3,155)
Impairment of long-lived assets	9,629	91,337
Stock-based compensation	17,673	19,396
Net periodic pension cost	3,229	800
Loss on sale of property, plant, and equipment	157	119
Deferred income taxes	28,650	4,996
Other, net	(1,550)	602
Changes in assets and liabilities:
Receivables	(60,616)	60,067
Inventories	(75,287)	12,568
Contract assets	(37,360)	(42,238)
Prepaid expenses and other assets (current and non-current)	(19,555)	14,284
Accounts payable	46,609	(6,731)
Contract liabilities (current and non-current)	12,318	(51,590)
Accrued expenses	(20,097)	(11,483)
Current income taxes	25,088	1,649
Other non-current liabilities	1,503	4,729
Net cash flows from operating activities	352,075	345,243
Cash flows from investing activities:
Purchases of property, plant, and equipment	(116,077)	(104,230)
Acquisition, net of cash acquired	(11,470)	—
Proceeds from sales of assets	1,767	1,562
Proceeds from property damage insurance claims	605	772
Other, net	3,304	(2,415)
Net cash flows from investing activities	(121,871)	(104,311)
Cash flows from financing activities:
Proceeds from short-term borrowings	—	2,840
Repayments on short-term borrowings	—	(4,492)
Proceeds from long-term borrowings	120,665	130,000
Repayments on long-term borrowings	(160,590)	(130,531)
Dividends paid	(43,091)	(39,085)
Dividend to redeemable noncontrolling interest	(712)	(698)
Purchase of redeemable noncontrolling interest	(8,922)	(14,624)
Repurchases of common stock	(199,859)	(125,839)
Payments of excise taxes on share repurchases	(1,677)	—
Proceeds from exercises under stock plans	3,282	6,354
Tax withholdings on exercises under stock plans	(5,103)	(8,265)
Other, net	—	(1,829)
Net cash flows from financing activities	(296,007)	(186,169)
Effect of exchange rate changes on cash and cash equivalents	708	7,029
Net change in cash and cash equivalents	(65,095)	61,792
Cash and cash equivalents—beginning of period	187,140	164,315
Cash and cash equivalents—end of period	$122,045	$226,107

Supplemental disclosures of cash flow information:
Interest paid	$20,538	$19,724
Income taxes paid	66,046	68,143

See accompanying Notes to Condensed Consolidated Financial Statements.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 27, 2025	$27,900	$—	$3,156,235	$(290,515)	$(1,260,833)	$1,632,787	$9,498
Net earnings (loss)	—	—	108,033	—	—	108,033	(9)
Other comprehensive income (loss), net of tax	—	—	—	6,826	—	6,826	(188)
Cash dividends declared ($0.77 per share)	—	—	(14,948)	—	—	(14,948)	—
Repurchases of common stock; 131,197 shares acquired	—	—	—	—	(57,029)	(57,029)	—
Stock option and incentive plans	—	—	(5,296)	—	8,909	3,613	—
Balance as of March 28, 2026	$27,900	$—	$3,244,024	$(283,689)	$(1,308,953)	$1,679,282	$9,301
Net earnings	—	—	119,918	—	—	119,918	304
Other comprehensive loss, net of tax	—	—	—	(3,301)	—	(3,301)	(57)
Cash dividends declared ($0.77 per share)	—	—	(14,864)	—	—	(14,864)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(712)
Repurchases of common stock; 118,719 shares acquired	—	—	—	—	(60,563)	(60,563)	—
Stock option and incentive plans	—	—	2,637	—	3,644	6,281	—
Balance as of June 27, 2026	$27,900	$—	$3,351,715	$(286,990)	$(1,365,872)	$1,726,753	$8,836
Net earnings	—	—	121,053	—	—	121,053	411
Other comprehensive income (loss), net of tax	—	—	—	5,449	—	5,449	(11)
Cash dividends declared ($0.77 per share)	—	—	(14,737)	—	—	(14,737)	—
Repurchases of common stock; 171,271 shares acquired	—	—	—	—	(84,855)	(84,855)	—
Stock option and incentive plans	—	2,216	2,659	—	1,083	5,958	—
Balance as of September 26, 2026	$27,900	$2,216	$3,460,690	$(281,541)	$(1,449,644)	$1,759,621	$9,236

				Accumulated
		Additional		other		Total	Redeemable
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’	noncontrolling
	stock	capital	earnings	loss	stock	equity	interests
Balance as of December 28, 2024	$27,900	$—	$2,940,838	$(332,775)	$(1,093,869)	$1,542,094	$51,519
Net earnings (loss)	—	—	87,261	—	—	87,261	(598)
Other comprehensive income (loss), net of tax	—	—	—	22,676	—	22,676	(424)
Cash dividends declared ($0.68 per share)	—	—	(13,647)	—	—	(13,647)	—
Dividends to redeemable noncontrolling interests	—	—	—	—	—	—	(698)
Fair value adjustment on redeemable noncontrolling interests	—	—	(7,100)	—	—	(7,100)	7,100
Stock option and incentive plans	—	—	(8,306)	—	12,024	3,718	—
Balance as of March 29, 2025	$27,900	$—	$2,999,046	$(310,099)	$(1,081,845)	$1,635,002	$56,899
Net earnings (loss)	—	—	(4,020)	—	—	(4,020)	729
Other comprehensive income, net of tax	—	—	—	31,575	—	31,575	1,280
Cash dividends declared ($0.68 per share)	—	—	(13,419)	—	—	(13,419)	—
Fair value adjustment on redeemable noncontrolling interests	—	—	1,089	—	—	1,089	(1,089)
Change in redemption value of noncontrolling interests	—	—	(26,243)	—	—	(26,243)	26,243
Repurchases of common stock; 357,979 shares acquired	—	—	—	—	(100,855)	(100,855)	—
Stock option and incentive plans	—	—	(91)	—	5,917	5,826	—
Balance as of June 28, 2025	$27,900	$—	$2,956,362	$(278,524)	$(1,176,783)	$1,528,955	$84,062
Net earnings	—	—	99,031	—	—	99,031	2,061
Other comprehensive loss, net of tax	—	—	—	(763)	—	(763)	(31)
Cash dividends declared ($0.68 per share)	—	—	(13,396)	—	—	(13,396)	—
Purchases of redeemable noncontrolling interests	—	—	—	—	—	—	(14,624)
Repurchases of common stock; 69,005 shares acquired	—	—	—	—	(26,018)	(26,018)	—
Stock option and incentive plans	—	—	2,022	—	5,919	7,941	—
Balance as of September 27, 2025	$27,900	$—	$3,044,019	$(279,287)	$(1,196,882)	$1,595,750	$71,468

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

There have been no material changes to the Company’s significant accounting policies from those disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, except for the matters described below.

Receivables

The Company maintains an uncommitted trade receivables sale program with a third-party financial institution, which was renewed in March 2026. Under the program, the Company may sell certain eligible trade accounts receivable on a non-recourse basis.

The Company did not utilize the program during the first half of fiscal 2026. During the thirteen weeks ended September 26, 2026, the Company resumed use of the program and sold $40,000 of trade accounts receivable. Transfers of accounts receivable are accounted for as sales, and the sold receivables are removed from “Receivables, less allowance” in the Condensed Consolidated Balance Sheets. Cash proceeds from the sale of receivables are reflected within “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. Discounts and other fees associated with the program are recorded within “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Earnings.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This update amends certain aspects of hedge accounting to better align the accounting treatment with an entity’s risk management activities. The guidance will be effective for the Company beginning in fiscal 2027, including interim periods within that fiscal year, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its Consolidated Financial Statements and related disclosures.

(2) REVENUE RECOGNITION

Contract Assets and Liabilities

Contract assets are recognized as revenue is earned over time and are reduced when the customer is invoiced. As of September 26, 2026 and December 27, 2025, the Company’s contract assets totaled $303,996 and $266,922, respectively, and were recorded as “Contract assets” in the Condensed Consolidated Balance Sheets.

Certain customers are invoiced through advance or progress billings. When the progress toward performance obligations is less than the amount billed to the customer, the excess is recorded as a contract liability. As of September 26, 2026, total contract liabilities were $65,240, with $64,911 recorded as “Contract liabilities” and $329 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets. As of December 27, 2025, total contract liabilities were $52,475, with $52,013 recorded as “Contract liabilities” and $462 as “Other non-current liabilities” in the Condensed Consolidated Balance Sheets.

During the thirteen and thirty-nine weeks ended September 26, 2026, the Company recognized $5,520 and $44,706 in revenue, respectively, from amounts included in contract liabilities as of December 27, 2025. During the thirteen and thirty-nine weeks ended September 27, 2025, the Company recognized $44,525 and $101,468 from amounts included in contract liabilities as of December 28, 2024. This revenue reflects advance payments applied to performance obligations completed during the respective periods.

As of September 26, 2026, the Company had $329 in remaining performance obligations on contracts with an original expected duration of one year or more, which the Company expects to recognize as revenue within the next 12 to 36 months.

Disaggregated Revenue

A breakdown of revenue recognized over time and at a point in time by segment for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025 is as follows:

	Thirteen weeks ended September 26, 2026			Thirty-nine weeks ended September 26, 2026
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$394,116	$485,470	$879,586	$1,198,250	$1,361,234	$2,559,484
Agriculture	215,274	8,941	224,215	665,967	26,236	692,203
Total net sales	$609,390	$494,411	$1,103,801	$1,864,217	$1,387,470	$3,251,687

	Thirteen weeks ended September 27, 2025			Thirty-nine weeks ended September 27, 2025
	Point in Time	Over Time	Total	Point in Time	Over Time	Total
Infrastructure	$421,863	$384,699	$806,562	$1,211,587	$1,061,558	$2,273,145
Agriculture	230,178	9,240	239,418	767,881	24,816	792,697
Total net sales	$652,041	$393,939	$1,045,980	$1,979,468	$1,086,374	$3,065,842

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

The results of this acquisition are included in the Agriculture segment and were not material to the Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended September 26, 2026.

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

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(4) INVENTORIES

Inventories are valued at the lower of cost or net realizable value. Cost is determined using either the first-in, first-out method or the weighted average cost method, depending on inventory management practices at each location. As of September 26, 2026 and December 27, 2025, inventories, net of reserves, consisted of the following:

	September 26,	December 27,
	2026	2025
Raw materials and purchased parts	$364,070	$253,594
Work in process	45,680	36,388
Finished and manufactured goods	298,046	344,415
Inventories, gross	707,796	634,397
Less: Inventory reserve	62,983	68,001
Inventories, net	$644,813	$566,396

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

As of September 26, 2026 and December 27, 2025, the carrying amounts of goodwill by segment were as follows:

	Infrastructure	Agriculture	Total
Gross balance as of December 27, 2025	$481,838	$323,367	$805,205
Accumulated impairment losses	(114,251)	(120,000)	(234,251)
Balance as of December 27, 2025	367,587	203,367	570,954
Acquisition	—	15,095	15,095
Foreign currency translation	(1,786)	463	(1,323)
Balance as of September 26, 2026	$365,801	$218,925	$584,726

	Infrastructure	Agriculture	Total
Gross balance as of September 26, 2026	$480,052	$338,925	$818,977
Accumulated impairment losses	(114,251)	(120,000)	(234,251)
Balance as of September 26, 2026	$365,801	$218,925	$584,726

In the third quarter of fiscal 2026, the Company performed its annual goodwill impairment assessment utilizing a quantitative test on all of its reporting units using a measurement date of August 29, 2026. The fair values of the reporting units were estimated using a discounted cash flow analysis, which required the Company to estimate the future cash flows as well as select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. The estimated fair value of all reporting units with recorded goodwill exceeded their respective carrying values and no impairments were recorded.

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

Additionally, in the second quarter of fiscal 2025, due to a reduction in forecasted sales primarily resulting from general market weakness in Australia, an interim goodwill impairment test was also performed for the Access Systems reporting unit. The carrying amount exceeded its estimated fair value, resulting in a goodwill impairment charge of $23,000 within the Infrastructure segment.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Other Intangible Assets

As of September 26, 2026 and December 27, 2025, the components of other intangible assets were as follows:

	September 26, 2026		December 27, 2025
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Customer relationships	$219,396	$171,406	$219,631	$165,514
Patents and proprietary technology	29,023	17,392	28,166	16,374
Other	4,111	611	614	594
Non-amortizing intangible assets:
Trade names	51,282	—	55,412	—
	$303,812	$189,409	$303,823	$182,482

The weighted-average remaining useful life of amortizing intangible assets is approximately seven years. Amortization expense was $2,674 and $8,051 for the thirteen and thirty-nine weeks ended September 26, 2026, respectively, and $2,788 and $8,628 for the thirteen and thirty-nine weeks ended September 27, 2025, respectively. Amortization expense is expected to average $9,000 annually over the next five fiscal years, based on amortizing intangible assets reported as of September 26, 2026.

The Company’s indefinite-lived trade names were tested for impairment as of August 29, 2026. The fair value of each trade name was determined using the relief-from-royalty method. Based on this evaluation, no impairment was identified.

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

(6) DERIVATIVE FINANCIAL INSTRUMENTS

The fair value of derivative instruments as of September 26, 2026 and December 27, 2025 was as follows:

	Condensed Consolidated	September 26,	December 27,
Derivatives designated as hedging instruments:	Balance Sheets location	2026	2025
Commodity contracts	Prepaid expenses and other current assets	$11,502	$1,590
Commodity contracts	Other accrued expenses	(13)	—
Cross-currency swap contracts	Prepaid expenses and other current assets	—	6
Cross-currency swap contracts	Other non-current assets	975	—
Cross-currency swap contracts	Other accrued expenses	—	(8,100)
Cross-currency swap contracts	Other non-current liabilities	(9,286)	—
		$3,178	$(6,504)

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

Gains (losses) on derivatives recognized in the Condensed Consolidated Statements of Earnings for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025 were as follows:

	Condensed Consolidated	Thirteen weeks ended		Thirty-nine weeks ended
Derivatives designated	Statements of	September 26,	September 27,	September 26,	September 27,
as hedging instruments:	Earnings location	2026	2025	2026	2025
Commodity contracts	Product/service cost of sales	$3,810	$632	$5,397	$236
Interest rate hedge amortization	Interest expense	16	(16)	48	(48)
Cross-currency swap contracts	Interest expense	164	444	1,150	1,017
		$3,990	$1,060	$6,595	$1,205

Cash Flow Hedges

The Company enters into commodity forward, swap, and option contracts to hedge variability in cash flows related to future purchases. Gains (losses) realized upon settlement are recorded in “Product cost of sales” or “Service cost of sales”, as applicable, in the Condensed Consolidated Statements of Earnings in the period in which the hedged items are consumed. As of September 26, 2026, the details of these contracts were as follows:

	Notional	Total
Commodity Type	Amount	Purchase Quantity	Maturity Dates
Hot-rolled coil steel	$41,045	37,000 short tons	September 2026 to November 2027
Natural gas	1,346	370,000 MMBtu	October 2026 to March 2028
Ultra-low-sulfur diesel fuel	3,697	1,764,000 gallons	September 2026 to June 2027
Zinc	5,198	1,920 metric tons	September 2026 to December 2027

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

The Company designated the full notional amounts of its CCS as net investment hedges for certain subsidiaries under the spot method. Changes in fair value of the CCS attributable to spot exchange rates are recorded as cumulative foreign currency translation within accumulated other comprehensive loss, while net interest receipts reduce interest expense over the life of the CCS. Key terms as of September 26, 2026 were as follows:

	Notional		Swapped	Settlement
Currency	Amount	Termination Date	Interest Rate	Amount
Canadian dollar	$40,000	October 1, 2028	4.0900%	C$	54,776
Chinese renminbi	$30,000	October 1, 2032	3.1125%	RMB	215,640
Euro	$80,000	April 1, 2029	3.4610%		€74,509

(7) FAIR VALUE MEASUREMENTS

The following tables present the carrying values and fair value measurements of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2026 and December 27, 2025:

	Carrying Value	Fair Value Measurement Using:
	September 26, 2026	Level 1	Level 2	Level 3
Deferred compensation investments	$30,985	$30,985	$—	$—
Derivative financial instruments, net	3,178	—	3,178	—
Cash and cash equivalents—mutual funds	2,661	2,661	—	—

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

(8) NET EARNINGS PER SHARE

The table below provides a reconciliation between the net earnings attributable to Valmont Industries, Inc. and the weighted average share amounts used to compute both basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Net earnings attributable to Valmont Industries, Inc.
Net earnings attributable to Valmont Industries, Inc.	$121,053	$99,031	$349,004	$182,272
Change in redemption value of redeemable noncontrolling interests	—	—	—	(26,243)
Net earnings attributable to Valmont Industries, Inc. including change in redemption value of redeemable noncontrolling interests	$121,053	$99,031	$349,004	$156,029
Weighted average shares outstanding (in thousands):
Basic	19,232	19,736	19,357	19,864
Dilutive effect of various stock awards	159	140	159	137
Diluted	19,391	19,876	19,516	20,001
Net earnings attributable to Valmont Industries, Inc. per share:
Basic	$6.29	$5.02	$18.03	$7.85
Dilutive effect of various stock awards	(0.05)	(0.04)	(0.15)	(0.05)
Diluted	$6.24	$4.98	$17.88	$7.80

There were no outstanding stock options excluded from the computation of diluted earnings per share as anti-dilutive for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025.

(9) INCOME TAXES

The Company recorded income tax expense of $41,821 and $120,925 for the thirteen and thirty-nine weeks ended September 26, 2026, respectively, and recorded income tax expense of $30,424 and $83,503 for the thirteen and thirty-nine weeks ended September 27, 2025.

The Company’s effective income tax rate was 25.6% and 25.7% for the thirteen and thirty-nine weeks ended September 26, 2026, respectively, compared to 23.1% and 31.1% for the thirteen and thirty-nine weeks ended September 27, 2025. The thirty-nine weeks ended September 27, 2025 included $64,869 of goodwill impairments that had no associated tax benefit as they were non-deductible for income tax purposes. See Note 5 for further information on goodwill impairments.

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

(10) STOCK-BASED COMPENSATION

For the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025, stock-based compensation expense (primarily included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Earnings) and associated income tax benefits were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Stock-based compensation	$6,254	$6,019	$17,673	$19,396
Income tax benefits	1,563	1,504	4,418	4,849

For the thirteen weeks ended September 26, 2026, the Company granted 532 restricted stock units at a weighted average grant date price of $482.41 per share unit and 1,204 performance stock units at a weighted average grant date price of $474.87 per share unit. For the thirty-nine weeks ended September 26, 2026, the Company granted 8,337 restricted stock units at a weighted average grant date price of $458.46 per share unit and 22,189 performance stock units at a weighted average grant date price of $451.06 per share unit.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

As of September 26, 2026 and December 27, 2025, the components of accumulated other comprehensive loss were as follows:

	September 26,	December 27,
	2026	2025
Foreign currency translation adjustments	$(234,993)	$(248,741)
Hedging activities	9,201	15,405
Defined benefit pension plan	(55,749)	(57,179)
Accumulated other comprehensive loss	$(281,541)	$(290,515)

(12) SHARE REPURCHASES

The Company maintains a share repurchase program with a total authorization of $2,100,000. During the thirteen weeks ended September 26, 2026, the Company repurchased 171,271 shares for $84,021. During the thirty-nine weeks ended September 26, 2026, the Company repurchased 421,187 shares for $200,565. As of September 26, 2026, the Company had repurchased approximately 9.3 million shares for $1,733,460 since the program's inception and had $366,540 of remaining capacity under the program.

(13) SUPPLIER FINANCE PROGRAM

As of September 26, 2026 and December 27, 2025, outstanding payment obligations under the Company’s supplier finance program, included in “Accounts payable” in the Condensed Consolidated Balance Sheets, were $61,522 and $56,324, respectively.

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

(14) CONTINGENCIES

The Company is party to certain legal proceedings and claims arising in the normal course of business.

Brazil Litigation

The Company is involved in several litigation matters in Brazil related to its operations in the Agriculture market. During the fourth quarter of fiscal 2025, the Company received an unfavorable ruling in the Brazilian appellate court system. In the first quarter of fiscal 2026, the Company entered into a settlement agreement with the plaintiff for approximately 105,000 Brazilian reais (approximately $20,271 U.S. dollars). This settlement amount, as well as the related attorney’s fees, was paid in full during the second and third quarters of fiscal 2026. The settlement amount was materially consistent with the estimate made as of December 27, 2025.

As of September 26, 2026, the Company had no amounts accrued related to these matters. As of December 27, 2025, the Company had accrued approximately $24,165 related to these matters, which was included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

U.S. Customs and Border Protection Inquiry

During the first three quarters of fiscal 2026, the Company received multiple inquiries from U.S. Customs and Border Protection (“CBP”) related to the valuation methodology applied to steel tariffs from Mexico into the U.S. While certain inquiries remain pending, the Company has received responses from CBP with respect to certain import entries. Those responses have reflected different conclusions regarding the application of Section 232 tariffs to particular entries. The Company continues to evaluate these matters and respond to CBP inquiries in the ordinary course of business. Based on management's assessment of the facts and circumstances currently available, including its understanding of applicable CBP guidance, management does not believe these matters are reasonably likely to have a material impact on the Company's consolidated financial statements.

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

IEEPA Tariff Refunds

During the third quarter of fiscal 2026, the Company received $7,343 of refunds related to previously paid tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The refunds were recorded primarily within cost of sales, consistent with the classification of the underlying tariffs and related costs.

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

Summary by Business Segment

	Thirteen weeks ended September 26, 2026
	Infrastructure	Agriculture	Consolidated
Sales	$882,089	$225,997	$1,108,086
Intersegment sales	(2,503)	(1,782)	(4,285)
Net sales	879,586	224,215	1,103,801
Cost of sales	624,215	148,202	772,417
Gross profit	255,371	76,013	331,384
Segment selling, general, and administrative expenses (a)	100,532	35,864	136,396
Segment operating income	$154,839	$40,149	194,988
Unallocated corporate expenses			22,154
Total operating income			$172,834

	Thirteen weeks ended September 27, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$808,285	$241,338	$1,049,623
Intersegment sales	(1,723)	(1,920)	(3,643)
Net sales	806,562	239,418	1,045,980
Cost of sales	567,136	160,598	727,734
Gross profit	239,426	78,820	318,246
Segment selling, general, and administrative expenses (a)	96,049	55,631	151,680
Segment operating income	$143,377	$23,189	166,566
Unallocated corporate expenses			25,110
Total operating income			$141,456

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirty-nine weeks ended September 26, 2026
	Infrastructure	Agriculture	Consolidated
Sales	$2,566,951	$696,692	$3,263,643
Intersegment sales	(7,467)	(4,489)	(11,956)
Net sales	2,559,484	692,203	3,251,687
Cost of sales	1,795,282	467,326	2,262,608
Gross profit	764,202	224,877	989,079
Segment selling, general, and administrative expenses (a)	311,964	111,342	423,306
Segment operating income	$452,238	$113,535	565,773
Unallocated corporate expenses			71,202
Total operating income			$494,571

	Thirty-nine weeks ended September 27, 2025
	Infrastructure	Agriculture	Consolidated
Sales	$2,280,031	$798,029	$3,078,060
Intersegment sales	(6,886)	(5,332)	(12,218)
Net sales	2,273,145	792,697	3,065,842
Cost of sales	1,592,961	542,366	2,135,327
Gross profit	680,184	250,331	930,515
Segment selling, general, and administrative expenses (a)	302,899	149,987	452,886
Impairment of goodwill and other intangible assets	89,356	1,981	91,337
Realignment charges	1,426	2,886	4,312
Segment operating income	$286,503	$95,477	381,980
Unallocated corporate expenses			78,362
Corporate realignment charges			4,572
Total operating income			$299,046
(a)	Selling, general, and administrative expenses for each reportable segment includes compensation, certain allocated overhead expenses including information technology and enterprise resource planning, commissions, incentives, depreciation and amortization expense, research and development, and professional services fees.

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

	Thirteen weeks ended September 26, 2026
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$721,751	$128,920	$(4,285)	$846,386
International	160,338	97,077	—	257,415
Total sales	$882,089	$225,997	$(4,285)	$1,103,801

Product line:
North America Utility	$469,622	$—	$—	$469,622
North America Lighting and Transportation	127,471	—	—	127,471
North America Coatings	69,713	—	(2,503)	67,210
North America Telecommunications	54,885	—	—	54,885
International Infrastructure and Solar	160,398	—	—	160,398
Agriculture	—	225,997	(1,782)	224,215
Total sales	$882,089	$225,997	$(4,285)	$1,103,801

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended September 27, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$656,285	$111,334	$(3,638)	$763,981
International	152,000	130,004	(5)	281,999
Total sales	$808,285	$241,338	$(3,643)	$1,045,980

Product line:
North America Utility	$381,657	$—	$—	$381,657
North America Lighting and Transportation	130,369	—	—	130,369
North America Coatings	61,251	—	(1,718)	59,533
North America Telecommunications	82,926	—	—	82,926
International Infrastructure and Solar	152,082	—	(5)	152,077
Agriculture	—	241,338	(1,920)	239,418
Total sales	$808,285	$241,338	$(3,643)	$1,045,980

	Thirty-nine weeks ended September 26, 2026
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$2,103,093	$407,670	$(11,956)	$2,498,807
International	463,858	289,022	—	752,880
Total sales	$2,566,951	$696,692	$(11,956)	$3,251,687

Product line:
North America Utility	$1,350,544	$—	$—	$1,350,544
North America Lighting and Transportation	376,625	—	—	376,625
North America Coatings	201,884	—	(7,467)	194,417
North America Telecommunications	173,374	—	—	173,374
International Infrastructure and Solar	464,524	—	—	464,524
Agriculture	—	696,692	(4,489)	692,203
Total sales	$2,566,951	$696,692	$(11,956)	$3,251,687

	Thirty-nine weeks ended September 27, 2025
	Infrastructure	Agriculture	Intersegment	Consolidated
Geographical market:
North America	$1,849,918	$391,292	$(12,079)	$2,229,131
International	430,113	406,737	(139)	836,711
Total sales	$2,280,031	$798,029	$(12,218)	$3,065,842

Product line:
North America Utility	$1,055,681	$—	$—	$1,055,681
North America Lighting and Transportation	388,257	—	—	388,257
North America Coatings	176,143	—	(6,747)	169,396
North America Telecommunications	224,063	—	—	224,063
International Infrastructure and Solar	435,887	—	(139)	435,748
Agriculture	—	798,029	(5,332)	792,697
Total sales	$2,280,031	$798,029	$(12,218)	$3,065,842

	September 26,	December 27,
	2026	2025
ASSETS:
Infrastructure	$2,468,226	$2,312,500
Agriculture	808,872	768,715
Total segment assets	3,277,098	3,081,215
Unallocated corporate assets	263,776	288,114
Total assets	$3,540,874	$3,369,329

VALMONT INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
CAPITAL EXPENDITURES:
Infrastructure	$39,209	$37,794	$102,037	$92,167
Agriculture	4,423	3,410	10,672	8,856
Total segment capital expenditures	43,632	41,204	112,709	101,023
Unallocated corporate capital expenditures	1,941	720	3,368	3,207
Total capital expenditures	$45,573	$41,924	$116,077	$104,230

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
DEPRECIATION AND AMORTIZATION:
Infrastructure	$21,495	$16,176	$58,336	$47,645
Agriculture	3,621	3,412	10,817	11,464
Total segment depreciation and amortization expense	25,116	19,588	69,153	59,109
Unallocated corporate depreciation and amortization expense	912	2,060	3,707	6,320
Total depreciation and amortization expense	$26,028	$21,648	$72,860	$65,429

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

EXECUTIVE OVERVIEW

Results of Operations

	Thirteen weeks ended			Thirty-nine weeks ended
	September	September	Percent	September	September	Percent
Dollars in thousands, except per-share amounts	26, 2026	27, 2025	Change	26, 2026	27, 2025	Change
Consolidated
Net sales	$1,103,801	$1,045,980	5.5%	$3,251,687	$3,065,842	6.1%
Gross profit	331,384	318,246	4.1%	989,079	930,515	6.3%
as a percentage of net sales	30.0%	30.4%		30.4%	30.4%
Selling, general, and administrative expenses	158,550	176,790	(10.3%)	494,508	531,248	(6.9%)
as a percentage of net sales	14.4%	16.9%		15.2%	17.3%
Impairment of long-lived assets	—	—	NM	—	91,337	NM
Realignment charges	—	—	NM	—	8,884	NM
Operating income	172,834	141,456	22.2%	494,571	299,046	65.4%
as a percentage of net sales	15.7%	13.5%		15.2%	9.8%
Net interest expense	8,032	8,150	(1.4%)	24,225	23,846	1.6%
Effective tax rate	25.6%	23.1%		25.7%	31.1%
Net earnings attrib. to Valmont Industries, Inc.	121,053	99,031	22.2%	349,004	182,272	91.5%
Diluted earnings per share	$6.24	$4.98	25.3%	$17.88	$7.80	129.2%
Infrastructure
Net sales	$879,586	$806,562	9.1%	$2,559,484	$2,273,145	12.6%
Gross profit	255,371	239,426	6.7%	764,202	680,184	12.4%
as a percentage of net sales	29.0%	29.7%		29.9%	29.9%
Selling, general, and administrative expenses	100,532	96,049	4.7%	311,964	302,899	3.0%
as a percentage of net sales	11.4%	11.9%		12.2%	13.3%
Impairment of long-lived assets	—	—	NM	—	89,356	NM
Realignment charges	—	—	NM	—	1,426	NM
Operating income	154,839	143,377	8.0%	452,238	286,503	57.8%
as a percentage of net sales	17.6%	17.8%		17.7%	12.6%
Agriculture
Net sales	$224,215	$239,418	(6.3%)	$692,203	$792,697	(12.7%)
Gross profit	76,013	78,820	(3.6%)	224,877	250,331	(10.2%)
as a percentage of net sales	33.9%	32.9%		32.5%	31.6%
Selling, general, and administrative expenses	35,864	55,631	(35.5%)	111,342	149,987	(25.8%)
as a percentage of net sales	16.0%	23.2%		16.1%	18.9%
Impairment of long-lived assets	—	—	NM	—	1,981	NM
Realignment charges	—	—	NM	—	2,886	NM
Operating income	40,149	23,189	73.1%	113,535	95,477	18.9%
as a percentage of net sales	17.9%	9.7%		16.4%	12.0%
Corporate
Selling, general, and administrative expenses	$22,154	$25,110	(11.8%)	$71,202	$78,362	(9.1%)
Realignment charges	—	—	NM	—	4,572	NM
Operating loss	(22,154)	(25,110)	(11.8%)	(71,202)	(82,934)	(14.1%)

NM = not meaningful

Overview

Consolidated net sales increased $57.8 million or 5.5% in the third quarter of fiscal 2026 and increased $185.8 million or 6.1% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily driven by higher net sales in the Infrastructure segment, particularly within the North America Utility product line, partially offset by lower Agriculture segment sales in international markets.

Consolidated gross profit increased $13.1 million or 4.1% in the third quarter of fiscal 2026 and increased $58.6 million or 6.3% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily attributable to favorable pricing and higher sales volumes in the Infrastructure segment, particularly within the North America Utility product line, and approximately $6.1 million of refunds of tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) recognized during the third quarter of fiscal 2026. These benefits were partially offset by higher material costs, including steel costs that largely offset the benefits of pricing actions, unfavorable manufacturing variances, and lower international sales volumes in the Agriculture segment during the first three quarters of fiscal 2026.

Consolidated selling, general, and administrative (“SG&A”) expenses decreased $18.2 million or 10.3% in the third quarter of fiscal 2026 and decreased $36.7 million or 6.9% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The decreases were primarily driven by lower expected credit losses, particularly within the Agriculture segment’s operations in Brazil, including recoveries of previously aged accounts receivable, and lower litigation costs. The decrease in litigation costs primarily reflected higher legal accruals recognized during the third quarter of fiscal 2025 in connection with a former dealer matter that was resolved in fiscal 2026. These decreases were partially offset by higher compensation costs, primarily resulting from higher headcount within the North America Utility business.

Consolidated operating income increased $31.4 million or 22.2% in the third quarter of fiscal 2026 and increased $195.5 million or 65.4% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The third-quarter increase was primarily attributable to higher gross profit and lower SG&A expenses. The increase in the first three quarters also reflected impairment charges of $91.3 million and realignment charges of $8.9 million recognized during the second quarter of fiscal 2025, as well as $7.0 million of expense associated with software licenses that were no longer expected to be used and a $3.2 million write-off related to the Company’s exit from the agriculture solar market in Brazil.

Income Tax Expense

Our effective income tax rate in the third quarter and first three quarters of fiscal 2026 was 25.6% and 25.7%, respectively, as compared to 23.1% and 31.1% in the same periods of fiscal 2025. The effective tax rate for the first three quarters of fiscal 2025 included goodwill impairment charges for which no tax benefit was recorded.

Infrastructure Segment

	Thirteen weeks ended
	September 26,	September 27,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America Utility	$469,622	$381,657	$87,965	23.0%
North America Lighting and Transportation	127,471	130,369	(2,898)	(2.2%)
North America Coatings	69,713	61,251	8,462	13.8%
North America Telecommunications	54,885	82,926	(28,041)	(33.8%)
International Infrastructure and Solar	160,398	152,082	8,316	5.5%
Total sales	$882,089	$808,285	$73,804	9.1%

	Thirty-nine weeks ended
	September 26,	September 27,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America Utility	$1,350,544	$1,055,681	$294,863	27.9%
North America Lighting and Transportation	376,625	388,257	(11,632)	(3.0%)
North America Coatings	201,884	176,143	25,741	14.6%
North America Telecommunications	173,374	224,063	(50,689)	(22.6%)
International Infrastructure and Solar	464,524	435,887	28,637	6.6%
Total sales	$2,566,951	$2,280,031	$286,920	12.6%

Infrastructure segment sales increased $73.8 million or 9.1% in the third quarter of fiscal 2026 and increased $286.9 million or 12.6% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were driven by favorable pricing and higher sales volumes in the North America Utility product line, as well as higher sales volumes in the North America Coatings product line. These increases more than offset lower sales volumes in the North America Telecommunications product line. Foreign currency translation favorably impacted sales by $2.2 million in the third quarter of fiscal 2026 and $19.7 million in the first three quarters of fiscal 2026.

North America Utility product line sales increased $88.0 million or 23.0% in the third quarter of fiscal 2026 and increased $294.9 million or 27.9% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025, reflecting favorable pricing and higher sales volumes. Demand remained strong, supported by increased electrical energy consumption and continued utility investment to expand and reinforce grid capacity, including investments to serve growing power demand from data centers and other sources of load growth.

North America Lighting and Transportation product line sales decreased $2.9 million or 2.2% in the third quarter of fiscal 2026 and decreased $11.6 million or 3.0% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The decreases were primarily attributable to lower sales volumes resulting from certain operational challenges, partially offset by favorable pricing.

North America Coatings product line sales increased $8.5 million or 13.8% in the third quarter of fiscal 2026 and increased $25.7 million or 14.6% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were driven by higher sales volumes resulting from continued strength in infrastructure-related and data center demand.

North America Telecommunications product line sales decreased $28.0 million or 33.8% in the third quarter of fiscal 2026 and decreased $50.7 million or 22.6% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The decreases were primarily attributable to lower sales volumes associated with reduced carrier spending as customers shifted capital allocation priorities.

International Infrastructure and Solar product line sales increased $8.3 million or 5.5% in the third quarter of fiscal 2026 and increased $28.6 million or 6.6% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily attributable to pricing actions and favorable foreign currency impacts of $2.2 million in the third quarter of fiscal 2026 and $18.7 million in the first three quarters of fiscal 2026, as well as higher sales volumes associated with international utility and infrastructure project activity.

Infrastructure segment gross profit increased $15.9 million or 6.7% in the third quarter of fiscal 2026 and increased $84.0 million or 12.4% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily attributable to favorable pricing, higher sales volumes in the North America Utility and North America Coatings product lines, approximately $4.5 million of IEEPA tariff refunds recognized during the third quarter of fiscal 2026, and lower inventory reserves. These benefits were partially offset by higher material costs, primarily steel and zinc, higher labor costs associated with increased headcount to support additional North America Utility product line capacity, and lower sales volumes in the North America Telecommunications product line.

Infrastructure segment SG&A expenses increased $4.5 million or 4.7% in the third quarter of fiscal 2026 and increased $9.1 million or 3.0% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily driven by higher compensation costs resulting from increased headcount, particularly within the North America Utility business, partially offset by lower expected credit losses.

Infrastructure segment operating income increased $11.5 million or 8.0% in the third quarter of fiscal 2026 and increased $165.7 million or 57.8% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The third-quarter increase was primarily attributable to the gross profit drivers discussed above, partially offset by higher SG&A expenses. The increase in the first three quarters also reflected impairment charges of $89.4 million related to certain long-lived assets, primarily in the Solar and Access Systems reporting units, and realignment charges of $1.4 million recorded during the second quarter of fiscal 2025.

Agriculture Segment

	Thirteen weeks ended
	September 26,	September 27,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America	$128,920	$111,334	$17,586	15.8%
International	97,077	130,004	(32,927)	(25.3%)
Total sales	$225,997	$241,338	$(15,341)	(6.4%)

	Thirty-nine weeks ended
	September 26,	September 27,	Dollar	Percent
Dollars in thousands	2026	2025	Change	Change
North America	$407,670	$391,292	$16,378	4.2%
International	289,022	406,737	(117,715)	(28.9%)
Total sales	$696,692	$798,029	$(101,337)	(12.7%)

Agriculture segment sales decreased $15.3 million or 6.4% in the third quarter of fiscal 2026 and decreased $101.3 million or 12.7% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The decreases primarily reflected lower sales volumes in international markets, partially offset by higher sales volumes and favorable pricing in North America.

In North America, Agriculture segment sales increased $17.6 million or 15.8% in the third quarter of fiscal 2026 and increased $16.4 million or 4.2% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The third-quarter increase was driven by higher sales volumes, including replacement sales from storm activity, and higher average selling prices. The increase in the first three quarters was primarily driven by higher average selling prices, partially offset by lower irrigation equipment sales volumes reflecting continued softness in the agricultural market. This softness was driven by lower grain prices, uncertainty surrounding trade policy, and the timing of government funding.

In international markets, Agriculture segment sales decreased $32.9 million or 25.3% in the third quarter of fiscal 2026 and decreased $117.7 million or 28.9% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The declines were primarily driven by disruptions related to the ongoing Middle East conflict and lower sales volumes in Brazil. These impacts were partially offset by favorable foreign currency impacts of $3.9 million and $15.7 million during the third quarter and first three quarters of fiscal 2026, respectively.

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

Agriculture segment gross profit decreased $2.8 million or 3.6% in the third quarter of fiscal 2026 and decreased $25.5 million or 10.2% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The third-quarter decrease was primarily attributable to higher input costs and unfavorable manufacturing variances, partially offset by favorable pricing, higher North America sales volumes resulting from storm-related replacement activity, and approximately $1.6 million of IEEPA tariff refunds recognized during the third quarter of fiscal 2026. The decrease in the first three quarters was primarily attributable to lower international sales volumes resulting from the ongoing Middle East conflict, continued market softness in North America, higher input costs, and unfavorable manufacturing variances, partially offset by higher average selling prices in North America and the IEEPA tariff refunds.

Agriculture segment SG&A expenses decreased $19.8 million or 35.5% in the third quarter of fiscal 2026 and decreased $38.6 million or 25.8% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The decreases were primarily driven by lower expected credit losses within the segment’s operations in Brazil of approximately $12.7 million in the third quarter of fiscal 2026 and $18.6 million in the first three quarters of fiscal 2026, including recoveries of previously aged accounts receivable. The decreases also reflected lower litigation costs of approximately $5.6 million and $9.8 million in the third quarter and first three quarters of fiscal 2026, respectively. The decrease in litigation costs primarily reflected higher legal accruals recognized during the third quarter of fiscal 2025 in connection with a former dealer matter that was resolved in fiscal 2026.

Agriculture segment operating income increased $17.0 million or 73.1% in the third quarter of fiscal 2026 and increased $18.1 million or 18.9% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The increases were primarily attributable to lower SG&A expenses, partially offset by lower international sales volumes. Results for the second quarter of fiscal 2025 were also negatively impacted by impairment and other non-recurring charges of $5.9 million related to the agriculture solar business and realignment charges of $2.9 million.

Corporate

Corporate SG&A expenses decreased $3.0 million or 11.8% in the third quarter of fiscal 2026 and decreased $7.2 million or 9.1% in the first three quarters of fiscal 2026, as compared to the same periods of fiscal 2025. The third-quarter decrease was primarily attributable to lower professional service fees and lower compensation and incentive costs resulting from lower headcount. The decrease in the first three quarters was primarily attributable to lower compensation and incentive costs. Corporate operating loss for the first three quarters of fiscal 2025 also included realignment charges of $4.6 million.

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

The Middle East continued to experience military conflict and related geopolitical instability during the third quarter of fiscal 2026. We have agriculture operations headquartered in Dubai, United Arab Emirates, with business activities throughout the region. The conflict and broader regional instability have affected, and could continue to adversely affect, our regional operations through disruptions to logistics networks and transportation infrastructure, increased energy costs, and volatility in regional currency and financial markets. Certain customers and suppliers in the region have been, and could continue to be, negatively affected by these developments. We continue to actively monitor the situation and are taking actions, as appropriate, to mitigate potential impacts on our operations, financial results, and liquidity.

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

In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of September 26, 2026, we had approximately $366.5 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 9.3 million shares for a total of $1.7 billion.

We remain committed to maintaining a capital structure that supports our investment-grade credit rating. As of the latest assessments, our credit ratings were Baa2 (stable outlook) by Moody’s Ratings and BBB+ (stable outlook) by S&P Global Ratings. To support these ratings, we aim to manage our debt-to-invested capital ratio within levels that reinforce our investment-grade status.

Supplier Finance Program

We have established a supplier finance program with a financial institution, allowing qualifying suppliers the option to sell their receivables from us to the financial institution under independently negotiated terms. Participation in the program is entirely voluntary for suppliers and does not affect our payment terms, amounts, timing, or liquidity. We have no economic interest in a supplier’s decision to participate. As of September 26, 2026 and December 27, 2025, our accounts payable in the Condensed Consolidated Balance Sheets included $61.5 million and $56.3 million, respectively, related to the obligations under this program.

Sources of Financing

As of September 26, 2026, our available debt financing primarily included senior unsecured notes and a revolving credit facility.

Senior Unsecured Notes

As of September 26, 2026, our senior unsecured notes consisted of:

●	$450.0 million face value ($434.9 million carrying value) notes at an interest rate of 5.00% per annum, maturing in October 2044.
●	$305.0 million face value ($295.7 million carrying value) notes at an interest rate of 5.25% per annum, maturing in October 2054.

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

As of September 26, 2026 and December 27, 2025, we had outstanding borrowings of $25.0 million and $65.0 million, respectively, under this facility. The facility includes a financial covenant that may limit additional borrowing. As of September 26, 2026, we could borrow $774.8 million under the facility, after accounting for $0.2 million in standby letters of credit related to certain insurance obligations.

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

As of September 26, 2026, we were in compliance with all covenants related to these debt agreements. For detailed calculations of Adjusted EBITDA and the leverage ratio, please refer to the “Selected Financial Measures” section.

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

As of September 26, 2026, we held $122.0 million in cash, including $110.7 million in non-U.S. subsidiaries. Distributions of this foreign cash would incur tax liabilities. As of September 26, 2026, we had liabilities of $1.9 million for foreign withholding taxes and U.S. state income taxes.

We expect fiscal 2026 capital expenditures to range from $170.0 million to $200.0 million.

Cash Flows

The table below summarizes our cash flow information for the thirty-nine weeks ended September 26, 2026 and September 27, 2025:

	Thirty-nine weeks ended
	September 26,	September 27,
Dollars in thousands	2026	2025
Net cash flows from operating activities	$352,075	$345,243
Net cash flows from investing activities	(121,871)	(104,311)
Net cash flows from financing activities	(296,007)	(186,169)

Operating Cash Flows and Working Capital – Cash provided by operating activities totaled $352.1 million in the first three quarters of fiscal 2026, as compared to $345.2 million in the same period of fiscal 2025. The increase in operating cash flows primarily reflected higher net earnings and more favorable working capital activity. Working capital was negatively impacted by increases in contract assets and inventories, but was positively impacted by $40.0 million of cash proceeds from the sale of customer receivables in connection with our accounts receivable factoring program, in addition to increases in accounts payable and contract liabilities. Operating cash flows were also reduced by the $20.3 million settlement payment associated with the former dealer litigation matter in Brazil and benefited from lower cash income tax payments and required pension contributions.

Investing Cash Flows – Cash used in investing activities totaled $121.9 million in the first three quarters of fiscal 2026, as compared to $104.3 million in the same period of fiscal 2025. Investing activities in the first three quarters of fiscal 2026 primarily included capital spending of $116.1 million and the acquisition of RMDS Innovation, Inc., net of cash acquired, of $11.5 million. Investing activities in the first three quarters of fiscal 2025 primarily included capital spending of $104.2 million.

Financing Cash Flows – Cash used in financing activities totaled $296.0 million in the first three quarters of fiscal 2026, as compared to $186.2 million in the same period of fiscal 2025. Our total interest-bearing debt, before unamortized discounts and issuance costs, was $780.6 million as of September 26, 2026 and $829.5 million as of December 27, 2025. Financing activities in the first three quarters of fiscal 2026 primarily consisted of borrowings on the revolving credit facility of $120.7 million offset by payments of $160.6 million, dividends paid of $43.1 million, stock repurchases of $199.9 million, and the purchase of a redeemable noncontrolling interest of $8.9 million. Financing activities in the first three quarters of fiscal 2025 primarily consisted of borrowings on the revolving credit facility and short-term notes of $132.8 million, offset by principal payments on our long-term debt and short-term borrowings of $135.0 million, dividends paid of $39.1 million, stock repurchases of $125.8 million, and the purchase of a redeemable noncontrolling interest of $14.6 million following the exercise of put options by the minority shareholders.

Guarantor Summarized Financial Information

This information is provided in compliance with Rule 3-10 and Rule 13-01 of Regulation S-X, relating to our two tranches of senior unsecured notes. These senior notes are jointly, severally, fully, and unconditionally guaranteed—subject to certain customary release provisions, including the sale of the subsidiary guarantor or of all or substantially all of its assets—by certain of our current and future direct and indirect domestic and foreign subsidiaries (collectively, the “Guarantors”). Valmont Industries, Inc. (the “Issuer”) is the issuer of the notes and consolidates all Guarantors.

The financial information for the Issuer and Guarantors is presented on a combined basis, with intercompany balances and transactions between the Issuer and the Guarantors eliminated. Any amounts due to or from the Issuer or Guarantors, as well as transactions with non-guarantor subsidiaries, are disclosed separately.

The combined financial information for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025 was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 26,	September 27,	September 26,	September 27,
Dollars in thousands	2026	2025	2026	2025
Net sales	$836,046	$726,916	$2,439,841	$2,129,488
Gross profit	244,722	215,042	720,461	634,920
Operating income	136,131	107,493	389,907	270,852
Net earnings attributable to Valmont Industries, Inc.	92,122	78,168	261,384	183,754

The combined financial information as of September 26, 2026 and December 27, 2025 was as follows:

	September 26,	December 27,
Dollars in thousands	2026	2025
Current assets	$1,013,399	$901,456
Non-current assets	885,951	851,743
Current liabilities	439,829	415,155
Non-current liabilities	1,350,117	1,241,800

As of September 26, 2026 and December 27, 2025, non-current assets included a receivable from non-guarantor subsidiaries of $84,038 and $83,641, respectively. As of September 26, 2026 and December 27, 2025, non-current liabilities included a payable to non-guarantor subsidiaries of $432,637 and $325,225, respectively.

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

The leverage ratio and Adjusted EBITDA are non-GAAP financial measures and are not calculated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These measures may not be directly comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for net earnings, cash flows from operations, or other income or cash flow data prepared in accordance with U.S. GAAP. Additionally, they should not be interpreted as indicators of operating performance or liquidity.

The calculation of Adjusted EBITDA for the four fiscal quarters ended September 26, 2026 was as follows:

Four fiscal quarters ended
September 26,
Dollars in thousands	2026
Net cash flows from operating activities	$463,316
Interest expense	38,293
Income tax expense	61,286
Impairment of long-lived assets	(9,629)
Deferred income taxes	(4,458)
Redeemable noncontrolling interests	(1,929)
Net periodic pension cost	(3,481)
Contribution to defined benefit pension plan	890
Changes in assets and liabilities	191,076
Other, net	(255)
Impairment of long-lived assets	9,629
Realignment activities	6,272
Pro forma acquisition adjustment	2,030
Adjusted EBITDA	$753,040

Four fiscal quarters ended
September 26,
Dollars in thousands	2026
Net earnings attributable to Valmont Industries, Inc.	$517,005
Interest expense	38,293
Income tax expense	61,286
Depreciation and amortization	95,940
Stock-based compensation	22,585
Impairment of long-lived assets	9,629
Realignment activities	6,272
Pro forma acquisition adjustment	2,030
Adjusted EBITDA	$753,040

The calculation of the leverage ratio as of September 26, 2026 was as follows:

September 26,
Dollars in thousands	2026
Interest-bearing debt, excluding origination fees and discounts of $24,335	$780,628
Less: Cash and cash equivalents in excess of $50,000	72,045
Net indebtedness	$708,583
Adjusted EBITDA	753,040
Leverage ratio	0.94

FINANCIAL OBLIGATIONS AND COMMITMENTS

There were no material changes in the Company’s financial obligations and commitments during the thirty-nine weeks ended September 26, 2026. For additional information on the Company’s financial obligations and commitments, refer to the “Cash Uses” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

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

Other than the below, there were no material changes in the Company’s critical accounting estimates during the thirty-nine weeks ended September 26, 2026. For additional information on the Company’s critical accounting estimates, refer to the “Critical Accounting Estimates” section in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Impairment of Goodwill and Other Intangible Assets

We evaluate goodwill for impairment annually during the third fiscal quarter, aligning this assessment with our strategic planning process. For the fiscal 2026 annual goodwill impairment test, we estimated the fair value of the eleven reporting units with recorded goodwill using a discounted cash flow model. This model factors in projected after-tax cash flows from operations, net of capital expenditures, discounted to their present value. Additionally, we perform sensitivity analyses to assess the impact of changes in key assumptions, such as discount rates and cash flow forecasts, on the valuation of the reporting units. For the fiscal 2026 annual impairment testing, the estimated fair value of each reporting unit with recorded goodwill exceeded its carrying value.

The operating results of our reporting units may be affected by cyclical economic conditions and may fluctuate from period to period. For our APAC Highway Safety and EMEA Structures reporting units, which had a combined goodwill of approximately $42.3 million as of September 26, 2026, the estimated fair value of each reporting unit exceeded its carrying value by less than 15% as of the most recent impairment test. We believe these reporting units will generate positive cash flows that meet or exceed their current carrying values, and we will continue to monitor their growth prospects and opportunities for continuous improvement.

The discount rate is a key assumption in our goodwill impairment analyses, as it reflects management’s assessment of the time value of money and the risks inherent in each reporting unit’s projected cash flows. The U.S. market participant weighted average cost of capital used as the baseline for developing the discount rates was 10.90%. The discount rates applied to individual reporting units were then adjusted, as applicable, for a country-specific risk premium based on each reporting unit’s geographic revenue mix in addition to a company-specific risk premium to account for uncertainty associated with projected future cash flows. Management believes that a hypothetical increase of 50 basis points in the discount rate, considered in isolation, would not have resulted in an impairment for any reporting unit as of the testing date. However, changes in multiple assumptions simultaneously, or adverse changes in future operating performance or market conditions, could significantly impact the estimated fair values of our reporting units.

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

In fiscal 2025 and fiscal 2026, there were no changes to the composition of our reporting units. However, the number of reporting units with recorded goodwill decreased from twelve to eleven during fiscal 2025 as a result of the full impairment of goodwill associated with our Solar reporting unit in the second quarter.

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

Our indefinite-lived intangible assets primarily consist of trade names, which are tested separately from goodwill. We use the relief-from-royalty method to value these assets, calculating the potential royalty a third party might pay to use the trade name, which is then discounted to present value and tax-effected. For the fiscal 2026 annual impairment testing, the estimated fair values of our trade names exceeded their respective carrying values.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk during the thirty-nine weeks ended September 26, 2026. For additional information on the Company’s market risk, refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

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

ITEM 1A. RISK FACTORS

There were no material changes in the Company’s risk factors during the thirty-nine weeks ended September 26, 2026. For additional information on the Company’s risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10‑K for the fiscal year ended December 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased	per share	or programs	or programs (1)
June 28, 2026 to July 25, 2026	34,964	$528.27	34,964	$432,089,000
July 26, 2026 to August 29, 2026	66,653	487.97	66,653	399,563,000
August 30, 2026 to September 26, 2026	69,654	474.08	69,654	366,540,000
Total	171,271	$490.55	171,271	$366,540,000
(1)	In February 2025, the Board of Directors increased the authorized capacity under our share repurchase program by $700.0 million, bringing the total authorization to $2.1 billion, with no stated expiration date. We are not obligated to make repurchases and may discontinue the program at any time. Any purchases will be funded through available liquidity and ongoing cash flows, and will be made subject to prevailing market and economic conditions. As of September 26, 2026, we had approximately $366.5 million of remaining capacity under the share repurchase program. Since the program’s inception in May 2014, we have repurchased approximately 9.3 million shares for a total of $1.7 billion.

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
101

The following financial information from Valmont’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Earnings, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interests, (vi) Notes to Condensed Consolidated Financial Statements and (vii) document and entity information.

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

Dated the 27th day of October 2026.